Form 10-Q
period 1996-03-31
ACCESS HEALTH INC
filed 1996-05-14
CIK 882304

SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, DC 20549

                          FORM 10-Q

(Mark One)
[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 1996 or

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition period from __________ to__________


              Commission File Number :  0-19758

                     Access Health, Inc.
   (Exact name of registrant as specified in its charter)

              Delaware                  68-0163589
(State or other jurisdiction of incorporation or
organization)                (I.R.S. Employer Identification No.)

11020 White Rock Road, Rancho Cordova, California 95670
(Address of principal executive offices) (Zip code)

                        (916) 851-4000
    (Registrant's telephone number, including area code)

                Access Health Marketing, Inc.
                        (Former name)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                Yes  X            No

  Number of shares of Common Stock Outstanding at April 30,
                  1996: 12,462,596 shares*


  This report contains a total of 15 sequentially numbered
                           pages.


*  The number of shares is on a post-split basis.  On
January 26, 1996, the Registrant declared a 3-for-2 stock split which was effected as a stock dividend for all stockholders of record on February 15, 1996.



                       Access Health, Inc.
              Condensed Consolidated Balance Sheets
        (In thousands, except per share and share amounts)
                          (Unaudited)

                                         September 30,  March 31,
                                             1995         1996
Assets:                                   ----------    ---------
 Current assets:
  Cash and equivalents                       $6,523      $35,709
  Available-for-sale securities               5,172        5,641
  Accounts receivable, net of allowance
   for doubtful accounts of $595 ($500 at
   September 30, 1995)                        5,752        7,253
  Prepaid expenses                              914        1,202
  Other current assets                          583          484
                                           ---------    ---------
   Total current assets                      18,944       50,289
 Property and equipment, net                  6,571       11,681
 Purchased intangibles, net of accumulated
  amortization of $4,031 ($3,735 at
  September 30, 1995)                         4,070        3,774
 Other assets                                 1,544          988
                                           ---------    ---------
                                            $31,129      $66,732
                                           =========    =========
Liabilities and Stockholders' Equity
 Current liabilities:
  Accounts payable                           $2,127       $2,063
  Accrued payroll and related expenses        1,737        1,876
  Other accrued expenses                      1,122        3,370
  Current portion of long-term debt             292          -
  Deferred revenues                           2,473        2,817
  Deferred income taxes                         950          950
                                           ---------    ---------
   Total current liabilities                  8,701       11,076
 Long-term debt                                 398          -
 Commitments and contingencies
 Stockholders' equity:
  Preferred stock, $.001 par value- 5,000,000
   shares authorized, no shares issued and
   outstanding                                  -            -
  Common stock, $.001 par value-30,000,000
   shares authorized, 12,414,036 shares
   issued and outstanding (10,217,665 at
   September 30, 1995)                            7           12
  Additional paid-in capital                 19,432       49,799
  Retained earnings                           2,591        5,845
                                           ---------    ---------
   Total stockholders' equity                22,030       55,656
                                           ---------    ---------
                                            $31,129      $66,732
                                           =========    =========


                        See accompanying notes.


                  Access Health, Inc.
     Condensed Consolidated Statements of Operations
         (In thousands, except per share amounts)
                       (Unaudited)



                                   Three months ended
                                         March 31,
                                 ----------------------
                                   1995          1996
                                 --------      --------
 Revenues:
  Personal health management
   services                        $4,367       $12,153
  Health systems services           2,925         2,902
                                 --------      --------
   Total revenues                   7,292        15,055

 Costs and expenses:
  Cost of revenues:
   Personal health management
    services                        3,132         6,295
   Health systems services          1,897         1,857
  Product and other development       424           708
  Sales and marketing                 830         1,854
  General and administrative          755         1,689
                                 ---------     ---------
   Total costs and expenses         7,038        12,403
                                 ---------     ---------
 Income from operations               254         2,652

 Other income                         128           464
                                 ---------     ---------
 Income before income taxes           382         3,116
 Provision for income taxes           145         1,246
                                 ---------     ---------
 Net income                         $ 237        $1,870
                                 =========     =========


 Net income per share               $0.02        $ 0.14
                                 =========     =========

 Shares used in per share
  calculations                     11,099        13,592
                                 =========     =========


                 See accompanying notes.



                   Access Health, Inc.
     Condensed Consolidated Statements of Operations
         (In thousands, except per share amounts)
                       (Unaudited)



                                    Six months ended
                                        March 31,
                                ------------------------
                                  1995            1996
                                ---------      ---------
 Revenues:
  Personal health management
   services                       $6,593        $21,734
  Health systems services          5,635          5,326
                                ---------      ---------
   Total revenues                 12,228         27,060

 Costs and expenses:
  Cost of revenues:
   Personal health management
    services                       5,364         11,371
   Health systems services         3,567          3,723
  Product and other development      798          1,257
  Sales and marketing              1,558          3,067
  General and administrative       1,454          2,886
                                ---------      ---------
    Total costs and expenses      12,741         22,304
                                ---------      ---------
 Income (loss) from operations      (513)         4,756

 Other income                        268            666
                                ---------      ---------
 Income (loss) before income
  taxes                             (245)         5,422
 Provision (credit) for income
  taxes                              (93)         2,168
                                ---------      ---------
 Net income (loss)                 $(152)        $3,254
                                =========      =========


 Net income (loss) per share      $(0.02)         $0.25
                                =========      =========

 Shares used in per share
  calculations                    10,020         12,818
                                =========      =========

                 See accompanying notes.


                    Access Health, Inc.
      Condensed Consolidated Statements of Cash Flows
        Increase (Decrease) in Cash and Equivalents
                       (In thousands)
                        (Unaudited)

                                      Six months ended
                                          March 31,
                                    --------------------
                                      1995        1996
                                    --------    --------
 Cash flows from operating activities:
  Net income (loss)                   $(152)     $3,254
  Adjustments to reconcile net
   income (loss) to net cash provided
   by operations:
   Allowance for doubtful accounts      (28)        (95)
   Depreciation and amortization        857       1,477
   Changes in:
    Accounts receivable              (1,651)     (1,406)
    Prepaid expenses and other
     current assets                   1,267        (189)
    Accounts payable                   (205)        (64)
    Accrued payroll and related
     expenses                           202         139
    Other accrued expenses              119       2,248
    Deferred revenues                   690         344
                                    --------    --------
     Net cash provided by operating
      activities                      1,099       5,708
                                    --------    --------

 Cash flows from investing activities:
  Purchase of available-for-sale
   securities                         (1,957)      (469)
  Sale of available-for-sale
   securities                          2,509        -
  Purchase of property and equipment  (1,728)    (6,291)
  Decrease in other assets               454        556
                                    ---------   --------
     Net cash used by investing
      activities                        (722)    (6,204)
                                    ---------   --------

 Cash flows from financing activities:
  Payment of long-term debt             (183)      (690)
  Sale of common stock                   259     30,372
                                    ---------   --------
     Net cash provided by financing
      activities                          76     29,682
                                    ---------   --------
 Net increase in cash and
  equivalents                            453     29,186
 Cash and equivalents at beginning
  of period                            5,674      6,523
                                    ---------   --------
 Cash and equivalents at end of
  period                              $6,127    $35,709
                                    =========   ========

                  See accompanying notes.



                    Access Health, Inc.
    Notes to Condensed Consolidated Financial Statements
                       March 31, 1996
                         (Unaudited)


Note 1:       Summary of Significant Accounting Policies

Interim Financial Statements

In the opinion of management the unaudited interim financial statements reflect all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company's consolidated financial position at March 31, 1996, consolidated results of operations for the three month and six month periods ended March 31, 1995 and 1996 and cash flows for the six month periods ended March 31, 1995 and 1996. Results for the periods ended March 31, 1996 are not necessarily indicative of the results to be expected for the entire fiscal year.

Reclassifications

Certain reclassifications have been made to amounts reported for  the  prior periods to conform with the March  31,  1996 presentation.

Net Income (Loss) Per Share

The Company's net income (loss) per share is based upon the weighted average number of shares of common stock outstanding. Common stock issuable upon the exercise of stock options and warrants has been included in the computation, to the extent dilutive, using the treasury stock method.


Note 2:       Secondary Public Offering

The Company completed a secondary public offering of its common stock during the first quarter of fiscal 1996. A total of 3.2 million shares were sold at $32 per share of which one million shares were sold by the Company and 2.2 million shares were sold by the Company's original venture capital stockholders who are now fully divested. Net proceeds to the Company from the offering were approximately $29.5 million.



ITEM  2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations may contain certain forward-looking statements which involve risks and uncertainties. The Company's actual results could differ materially from the results anticipated in these forward-looking statements as a result of certain factors set forth hereunder and in the Company's Annual Report as filed on Form 10K.

Liquidity and Capital Resources

The Company completed a secondary public offering of its common stock during the first quarter of fiscal 1996. A total of 3.2 million shares were sold at $32 per share of which one million shares were sold by the Company and 2.2 million shares were sold by the Company's original venture capital stockholders who are now fully divested. Net proceeds to the Company from the offering were approximately $29.5 million.

As of March 31, 1996, the Company held cash and equivalents and available-for-sale securities totaling $41.4 million which increased from a balance of $11.7 million as of September 30, 1995 primarily due to the proceeds received from the Company's secondary public stock offering as previously discussed. Cash provided by operations during the first half of fiscal 1996 was $5.7 million compared with $1.1 million for the first half of fiscal 1995.

Gross accounts receivable increased $1.4 million during the first half of fiscal 1996 primarily as result of increased revenues from PHA contracts.

During the first six months of fiscal 1996 $6.3 million of furniture and equipment were purchased. The Company expects to purchase additional capital equipment during the remaining two quarters of fiscal 1996 to expand its call centers and systems capacity.

The Company repaid all long-term debt, including loans and capital leases, during the first quarter of fiscal 1996.

The Company believes its current capital resources are adequate to fund cash needs for anticipated operating levels for at least the next twelve months. The Company also may use capital resources in connection with business expansion that may include the acquisition of complementary product lines or businesses during fiscal 1996 or beyond.

Results of Operations

Revenues. Revenues consist of revenues from personal health management services and health systems services. Revenues increased from $7.3 million during the three months ended March 31, 1995 to $15.1 million during the three months ended March 31, 1996 and increased from $12.2 million during the six months ended March 31, 1995 to $ 27.1 million for the six months ended March 31, 1996.

Revenues from personal health management services increased from $4.4 million during the second quarter of fiscal 1995 to $12.2 million during the second quarter of fiscal 1996 and from $6.6 million during the first six months of fiscal 1995 to $21.7 during the first six months of fiscal 1996 because the number of members enrolled under the Company's Personal Health Advisor (PHA) contracts increased during these periods. As of March 31, 1996, approximately 8.7 million members were enrolled in PHA compared to approximately 2.4 million members enrolled as of March 31, 1995. Revenue from PHA contracts is recognized ratably in accordance with contract terms on the basis of per-member fees.

Revenues from health systems services were $2.9 million during the second quarter of fiscal 1995 and fiscal 1996 and decreased from $5.6 million for the first six months of fiscal 1995 to $5.3 million during the first six months of fiscal 1996 due to lower licensing and teleservicing revenues resulting from changes taking place in the hospital industry and the discontinuation of certain ASK-A-NURSE teleservices contracts during fiscal 1995. Discontinuation of additional teleservices contracts is expected during the remainder of fiscal 1996. The Company expects that revenues from health systems services will continue to decline as a percentage of the Company's total revenues and may decline in absolute dollars.

Cost of revenues. The cost of personal health management services revenues includes the costs of operating the Company's services centers, on-going client consultation and charges for providing PHA member communications services. The gross margins for personal health management services were 28.3% during the second quarter of fiscal 1995 and 48.2% during the second quarter of fiscal 1996 and 18.6% during the first six months of fiscal 1995 compared to 47.7% during the first six months of fiscal 1996. Gross margin for personal health management services improved during the three and six months periods ended March 31, 1996 compared to the prior year due to economies of scale resulting from growth in PHA enrollment.

The cost of health systems services revenues includes the costs of license implementations, operating call processing, on-going client consultation, annual users' conferences, advertising materials, and other support services for ASK-A-NURSE, Cancer HELPLINK, Access Care Management System ("ACMS") and LIFE MATCH licensees. The gross margin percentages for health system services were 35.1% during the second quarter of fiscal 1995 and 36.0% during the second quarter of fiscal 1996 and 36.7% for the first six months of fiscal 1995 compared to 30.1% for the first six months of fiscal 1996. Health systems services gross margin declined from the first half of fiscal 1995 to the first half of fiscal 1996 due to an increase in the proportion of lower margin products and services sold during the first quarter of fiscal 1996.

Product and other development expenses. Product development expenses totaled $424,000, or 5.8% of revenues, during the second quarter of fiscal 1995 and $708,000, or 4.7% of revenues, during the second quarter of fiscal 1996 and were $798,000, or 6.5% of revenues, for the first six months of fiscal 1995 compared to $1.3 million, or 4.6% of revenues, during the first six months of fiscal 1996. These costs relate to further enhancements of the Company's systems and clinical protocols. Product and other development expenses will increase in fiscal 1996 as the Company continues to make investments in personal health management products and could also increase as a percentage of revenues.

Sales and marketing expenses. Sales and marketing expenses were $830,000, or 11.4% of revenues, and $1.9 million, or 12.3% of revenues, during the second quarter of fiscal 1995 and 1996, respectively, and were $1.6 million, or 12.7% of revenues, and $3.1 million, or 11.3% of revenues, during the first half of fiscal 1995 and 1996, respectively. Sales and marketing expenses increased as a result of the strengthening of the marketing and advertising program and the addition of sales resources to focus on new markets. Sales and marketing expenses may increase in fiscal 1996 as the Company continues to pursue its strategy of building brand awareness for its personal health management products and could increase significantly as the Company enters the direct to consumer market.

General and administrative expenses. General and administrative expenses were $755,000, or 10.4% of revenues, and $1.7 million, or 11.2% of revenues, during the second quarter of fiscal 1995 and 1996, respectively, and totaled $1.5 million, or 11.9% of revenues and $2.9 million, or 10.7% of revenues, during the first half of fiscal 1995 and 1996, respectively. The increase from fiscal 1995 to fiscal 1996 reflects stepped costs associated with building the infrastructure necessary to manage a larger and rapidly growing company and professional fees related to evaluating and negotiating strategic investment opportunities.

Income (loss) from operations. Operating income increased from $254,000 during the second quarter of fiscal 1995 to $2.7 million during the second quarter of fiscal 1996 and from a loss of $(513,000) to income of $4.8 million during the first half of fiscal 1995 and fiscal 1996, respectively. The improvement is attributable to the factors and trends described in the preceding paragraphs.

Other income. The Company generates interest and other income from cash balances and available-for-sale securities. Interest and other income increased from $128,000 to $464,000 in the second quarter of fiscal 1995 and 1996, respectively, and from $268,000 to $666,000 during the first half of fiscal 1995 and 1996, respectively, primarily as a result of increases in income earned on cash proceeds received during the first quarter from a secondary stock offering (see Liquidity and Capital Resources).

Effects  of  inflation and changing prices.   Inflation  and
changing  prices  have  not had a  material  effect  on  the
Company's  operations  and,  at  current  levels,  are   not
expected to in future years.

Factors That May Affect Future Operating Performance

Ability to Secure Additional Contracts and Expand and Retain Existing Contracts. The Company's ability to increase revenues and profitability is largely dependent on the Company's ability to secure additional PHA contracts and to retain and expand existing PHA contracts. The Company's operating results are also dependent on its success in retaining and renewing its health system services contracts. The Company could be adversely affected by the termination or non-renewal of any of the Company's contracts, or by renegotiation of the terms of contracts, particularly if the affected contracts cover a large number of members or represent a significant portion of the Company's health systems services revenue. In June 1995, the Company renegotiated a PHA contract which reduced the number of members and during fiscal 1995 renegotiated two health systems services contracts. Any factors adversely affecting the market for the PHA product or the health system services products, including factors outside of the Company's control, such as adverse publicity or government regulatory action, would have a material adverse effect on the Company.

Dependence on Principal Customers. The Company's PHA contracts cover members ranging from approximately 3,000 members to 2.0 million members per contract and include one contract for 2.0 million members, one contract for 1.6 million members and three contracts for 1.0 million members each. In the first six months of fiscal 1996, the Company's three largest customers accounted for approximately 18.1%, 14.3%, and 9.2% of the Company's total revenues and the Company's top five customers, in the aggregate, accounted for approximately 57.2% of the Company's total revenues. After an initial term of approximately one to four years, contracts generally can be terminated upon 60 to 180 days notice to the Company. Two of the three largest contracts are up for renewal in fiscal 1997, and the third in fiscal 1998. The Company's contracts could also be subject to early termination by its customers if the Company were not in compliance with any applicable government regulation. The termination, non-renewal or renegotiation of any of such agreements could have a material adverse effect on the Company's operating results. See "Government Regulation."

Uncertainty of Future Operating Results. During fiscal 1993 and 1994 the Company incurred significant expenses related to the start-up of its PHA product, including the hiring and training of personnel and the expansion of infrastructure and sales and marketing programs. Because revenues from PHA were not sufficient to cover these start-up expenses, operating losses were sustained in fiscal 1994 and the first quarter of fiscal 1995. The Company returned to profitability in the second quarter of fiscal 1995 and achieved increased profitability in each quarter thereafter as additional members were enrolled in PHA. There can be no assurance that the Company's revenues and profitability will continue to increase during fiscal 1996. In addition, the Company may incur significantly increased sales, marketing and promotional expenses during fiscal 1996, and may devote additional resources to the further development of PHA or other new products. To the extent that the Company incurs increased expenses, the Company's operating results will be adversely affected unless revenues and operating margins increase sufficiently to offset such expenditures. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Competition. The market for the Company's products and services is highly competitive. There are a number of competitors that offer products or services that compete with some or all of those offered by the Company. Existing and potential clients may also evaluate the Company's products or services against internally developed programs. Increased competition could result in pricing pressure and margin erosion. In its existing business and as the Company offers new products or services, or enters new markets, it may face increased competition from competitors, some of which may have substantially greater financial, marketing and technical resources than the Company. There can be no assurance that the Company will continue to compete successfully.

Changing Health Care Market and New Product Development. The health care industry has undergone significant changes in recent years, and changes are expected to continue. Containing health care costs has become a national priority. As a result, the health care industry has become increasingly dominated by managed health care plans, causing cost containment pressure to rise. To address these changes, the Company shifted its business focus in 1993 to payors from providers and developed its personal health management services. There is no assurance that the Company's existing products and services will achieve continued success or that its new products and services will succeed. There also can be no assurance that continued industry change will not adversely affect the Company's ability to compete. Continued change may cause the Company to incur significant product development and marketing expenses. The Company's future success will depend on the Company's ability to adapt to the changing needs of the health care industry.

Call Center Operations. The Company maintains member service and data centers ("call centers") in Rancho Cordova, California; Chicago, Illinois; and Phoenix, Arizona. The Company's operations depend on the adequate functioning of the computer and telephone systems in its call centers. Although the Company has taken precautions to provide for power, computer, and telephone systems redundancy, there can be no assurance that a fire or other disaster affecting the centers or an equipment failure would not disable the Company's systems for a significant period of time. Any significant damage to the Company's facilities or an equipment failure could have a material adverse effect on the Company's results of operations.

Proprietary Rights. The Company regards its software, clinical nursing assessment protocols and marketing and program operation materials as proprietary and attempts to protect its intellectual property with copyrights, trademarks, trade secret laws and restrictions on disclosure, copying and transferring title. Despite the Company's precautions, it may be possible for unauthorized third parties to copy aspects of the Company's products or to obtain and use information that the Company regards as proprietary. The Company has no patents and existing copyright laws afford only limited practical protection. In addition, the laws of some foreign countries do not protect the Company's proprietary rights to the same extent as do the laws of the United States, which could be a factor if the Company expands into markets outside the United States.

Future Acquisitions. The Company intends to evaluate acquisitions of complementary product lines and businesses as part of its business strategy. Future acquisitions by the Company may result in potentially dilutive issuances of equity securities, the use of the Company's cash resources, the incurrence of additional debt and increased goodwill, intangible assets and amortization expense which could negatively impact the Company's profitability. In addition, acquisitions involve numerous risks, including difficulties in the assimilation of the operations and products of the acquired companies, the diversion of management's attention from other business concerns, risks of entering markets in which the Company has no or limited direct prior experience, and the potential loss of key employees of the acquired company.

Key Employees and Management of Change. The Company's success depends on a limited number of key management employees, none of whom is subject to post-employment non-competition restrictions. The loss of the services of one or more of these employees could have a material adverse effect on the Company. The Company believes that its continued success also will depend in large part on its ability to attract and retain highly-skilled management, marketing, sales and nursing personnel. Competition for such personnel is intense, and there can be no assurance that the Company will be successful in attracting and retaining such personnel as necessary. Furthermore, the Company's ability to manage change and growth successfully will require the Company to continue to improve its management expertise as well as its financial systems and controls.

Volatility of Stock Price. The Company believes that factors such as announcements of developments related to the Company's business, including the signing or loss of a major contract, changes in market analyst estimates and recommendations for the Company's Common Stock, changes in government regulation and general conditions in the health care industry and the economy could cause the price of the Company's Common Stock to fluctuate, perhaps substantially. In addition, in recent years stock prices have experienced significant price fluctuations.

Government Regulation. The health care industry is subject to extensive and evolving government regulation at both the Federal and state levels relating to many aspects of the Company's and its clients' businesses in use of the Company's programs, including the provision of health care services, teleservicing, health care referral programs, and health maintenance organizations and other similar plans. These statutes and regulations in many cases predate the development of telephone-based health care information and other interstate transmission and communication of medical information and services. The literal language of certain of these statutes and regulations governing the provision of health care services, including the practice of nursing and the practice of medicine, could be construed by regulatory authorities to apply to certain of the Company's activities, including without limitation teleservicing activities which use California, Illinois and Arizona registered nurses to provide out-of-state personal health management services such as nursing assessments and information regarding appropriate sources of care and treatment time frames. These statutes and regulations could also apply to certain activities of the Company's health service customers when operating the Company's programs. The Company has not been made, nor is it aware that any of its clients with respect to operation of the Company's programs, or its nurse employees or any other organization providing out-of-state teleservicing have ever been made, the subject of such requirements by a regulatory authority. In addition, the literal language of the statutes and regulations governing health maintenance organizations and other plans that provide or arrange for the provision of health care services for a prepaid or periodic charge could be construed by regulatory authorities to apply to certain activities of the Company that are provided on a per-member, per-month basis. The Company has not been made, nor is it aware that any other company providing out-of-state teleservicing has ever been made, the subject of such requirements by a regulatory authority. However, if regulators seek to enforce any of the foregoing statutory and regulatory requirements, the Company, its employees and/or its clients could be required to obtain additional licenses or registrations, to modify or curtail the operation of the Company's programs, to modify the method of payment for the Company's programs, or to pay fines or incur other penalties.

The payment of remuneration to induce the referral of health care business has been a subject of increasing governmental and regulatory focus in recent years. Section 1128B(b) of the Social Security Act (sometimes referred to as the "Federal anti-kickback statute") provides criminal penalties for individuals or entities that knowingly and willfully offer, pay, solicit or receive remuneration in order to induce referrals for items or services for which payment may be made under the Medicare and Medicaid programs and certain other government-funded programs. The Social Security Act provides authority to the Office of the Inspector General through civil proceedings to exclude an individual or entity from participation in the Medicare and state health programs if it is determined any such party has violated Section 1128B(b) of the Social Security Act. Regulations have been promulgated specifying certain payment practices which will not be subject to criminal prosecution or civil exclusion. These regulations, commonly referred to as the "safe harbor" regulations, do not expand the scope of the Federal anti-kickback statute, and the fact that a business arrangement does not fit within a safe harbor does not mean the business arrangement violates the Federal anti-kickback statute. The Company's programs do not meet the requirements of the safe harbor for referral services. A number of states in which the Company operates have anti-kickback statutes similar to the Federal statute as well as statutory and regulatory requirements governing referral agencies and regulating franchising and business opportunity ventures. In addition, the Federal government and a number of states have enacted statutes which contain outright prohibitions on referrals for specified services which are made by referring providers who have an ownership interest in, or compensation arrangement with, the entity to which the referral is made. If the Company or the use of its products and services were to be found in violation of such statutes, the Company or its clients could be required to modify or curtail the operation of the Company's programs, or to pay fines or incur other penalties, and the Company's clients could be excluded from participation in the Medicare and Medicaid programs and could be precluded from charging fees and obtaining reimbursement for specified services.

There can be no assurance that the Company or the use of its products and services will not be subject to review or challenge by government regulators under any of the foregoing statutes and regulations that apply to health care services and products. In addition, additional laws and regulations could be enacted in the future that would regulate the Company or the use of its products and services. Any government investigative or enforcement actions with respect to the Company or the use of its products or services could generate adverse publicity irrespective of the final outcome, and could have a material adverse effect on the Company.

Risk Management. In recent years, participants in the health care industry, including physicians, nurses and other health care professionals, have been subject to an increasing number of lawsuits alleging malpractice, product liability and related legal theories, many of which involve large claims and significant defense costs. Due to the nature of its business, the Company could become involved in litigation regarding the telephone information given by its registered nurses or those of its licensees with the risk of adverse publicity, significant defense costs and substantial damage awards. The Company has established policies and procedures that limit the information provided by its registered nurses to that contained in its protocols and in other approved reference sources. In connection with its teleservices operations, the Company has a quality assurance program that includes real-time audits of calls and post call reviews to monitor compliance with established policies and procedures. Generally clients review and approve the Company's protocols and guidelines prior to program implementation and do not modify them without medical approval. To date, the Company has not been the subject of any claim involving either its clinical assessment systems, the operation of its teleservicing centers or the operation by hospital clients of on-site call centers. However, there can be no assurance that claims will not be brought against the Company. Even if such claims ultimately prove to be without merit, defending against them can be time consuming and expensive, and any adverse publicity associated with such claims could have a material adverse effect on the Company.

Intellectual Property. The Company regards its software, clinical nursing assessment protocols and marketing and program operation materials as proprietary and attempts to protect its intellectual property with copyrights, trademarks, trade secret laws and restrictions on disclosure, copying and transferring title. Despite these precautions, it may be possible for unauthorized third parties to copy aspects of the Company's products or to obtain and use information that the Company regards as proprietary. The Company has no patents, and existing copyright laws afford only limited practical protection. In addition, the laws of some foreign countries do not protect the Company's proprietary rights to the same extent as do the laws of the United States, which could be a factor if the Company expands into markets outside the United States.


                 PART II - OTHER INFORMATION



ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     a)   Exhibits:

          none


     b) There have been no reports on Form 8-K filed during the quarter ended March 31, 1996.




                       Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                          ACCESS HEALTH, INC.


Date:   May 13, 1996     /s/   John V. Crisan
                         John V. Crisan
                         Senior Vice President and Chief
                            Financial Officer (principal
                            financialofficer of Registrant)