Form 10-Q
period 1996-06-30
ACCESS HEALTH INC
filed 1996-08-14
CIK 882304

                          SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, DC 20549

                                      FORM 10-Q

(Mark One)
[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 1996 or

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition period from __________ to__________


                          Commission File Number :  0-19758

                                 Access Health, Inc.
                (Exact name of registrant as specified in its charter)

              Delaware                                68-0163589
    (State or other jurisdiction of      (I.R.S. Employer Identification No.)
     incorporation or organization)

    11020 White Rock Road, Rancho Cordova, California     95670
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

    Yes___X___          No______

      Number of shares of Common Stock Outstanding at July 31, 1996: 12,576,674
                                       shares*


* The number of shares is on a post-split basis. On January 26, 1996, the Registrant declared a 3-for-2 stock split which was effected as a stock dividend for all stockholders of record on February 15, 1996.

                                 Access Health, Inc.

                                        INDEX


                                                                Page No.
                                                                --------
PART I    FINANCIAL INFORMATION

    Item 1.  Financial Statements

         Condensed consolidated balance sheets - September 30, 1995
              and June 30, 1996. . . . . . . . . . . . . . . . .   4

         Condensed consolidated statements of income - three months
              ended June 30, 1995 and 1996 . . . . . . . . . . .   5

         Condensed consolidated statements of income - nine months
              ended June 30, 1995 and 1996 . . . . . . . . . . .   6

         Condensed consolidated statements of cash flows - nine months
              ended June 30, 1995 and 1996 . . . . . . . . . . .   7

         Notes to condensed consolidated financial statements. .   8

    Item 2.  Management's discussion and analysis of financial
              condition and results of operations. . . . . . . .   9

PART II.     OTHER INFORMATION

    Item 4. Submission of Matters to a Vote of Securities
              Holders. . . . . . . . . . . . . . . . . . . . . .  16

    Item 6. Exhibits and Reports on Form 8-K . . . . . . . . . .  17

SIGNATURE. . . . . . . . . . . . . . . . . . . . . . . . . . . .  18

         PART 1.  FINANCIAL INFORMATION

                                 Access Health, Inc.
                        Condensed Consolidated Balance Sheets
                  (In thousands, except per share and share amounts)
                                     (Unaudited)



                                                           September 30,                 June 30,
                                                               1995                        1996
                                                           ---------------            ---------------
Assets:
  Current assets:
   Cash and equivalents. . . . . . . . . . . . . . . . .      $6,523                    $29,556
     Available-for-sale securities . . . . . . . . . . .       5,172                     10,368
     Accounts receivable, net of allowance for doubtful
      accounts of $658 ($500 at September 30, 1995). . .       5,752                      8,712
     Prepaid expenses. . . . . . . . . . . . . . . . . .         914                      1,266
     Other current assets. . . . . . . . . . . . . . . .         583                      1,046
                                                         -----------------          -----------------
      Total current assets. . . . . . . . . . . . . . ..      18,944                     50,948
  Property and equipment, net. . . . . . . . . . . . . .       6,571                     13,008
  Purchased intangibles, net of accumulated amortization
   of $4,179 ($3,735 at September 30, 1995). . . . . . .       4,070                      3,626
  Investment in AHN. . . . . . . . . . . . . . . . . . .           -                      5,000
  Other assets . . . . . . . . . . . . . . . . . . . . .       1,544                        687
                                                         -----------------          -----------------
                                                            $ 31,129                   $ 73,269
                                                         -----------------          -----------------
                                                         -----------------          -----------------

Liabilities and Stockholders' Equity
  Current liabilities:
     Accounts payable. . . . . . . . . . . . . . . . . .     $ 2,127                    $ 2,967
     Accrued payroll and related expenses. . . . . . . .       1,737                      2,918
     Other accrued expenses. . . . . . . . . . . . . . .       1,122                      4,694
     Current portion of long-term debt . . . . . . . . .         292                          -
     Deferred revenues . . . . . . . . . . . . . . . . .       2,473                      2,626
     Deferred income taxes . . . . . . . . . . . . . . .         950                      1,650
                                                         -----------------          -----------------
      Total current liabilities. . . . . . . . . . . . .       8,701                     14,855
  Long-term debt . . . . . . . . . . . . . . . . . . . .         398                          -
  Commitments and contingencies
  Stockholders' equity:
     Preferred stock, $.001 par value- 5,000,000 shares
      authorized, no shares issued and outstanding . . .           -                          -
     Common stock, $.001 par value-30,000,000 shares
      authorized, 12,523,757 shares issued and outstanding
      (10,217,665 at September 30, 1995) . . . . . . . .           7                         12
     Additional paid-in capital. . . . . . . . . . . . .      19,432                     50,199
     Retained earnings . . . . . . . . . . . . . . . . .       2,591                      8,203
                                                         -----------------          -----------------
     Total stockholders' equity. . . . . . . . . . . . .      22,030                     58,414
                                                         -----------------          -----------------

                                                            $ 31,129                   $ 73,269
                                                         -----------------          -----------------
                                                         -----------------          -----------------


                               See accompanying notes.

                                 Access Health, Inc.
                     Condensed Consolidated Statements of Income
                       (In thousands, except per share amounts)
                                     (Unaudited)



                                                              Three months ended
                                                                   June 30,
                                                          ----------------------------
                                                           1995                1996
                                                          ----------------------------
Revenues:
  Personal health management services. . . . . . . . .     $ 5,765          $ 14,722
  Health systems services. . . . . . . . . . . . . . .       2,961             2,315
                                                         ------------     ------------
    Total revenues . . . . . . . . . . . . . . . . . .       8,726            17,037

Costs and expenses:
  Cost of revenues:
    Personal health management services. . . . . . . .       3,661             7,436
    Health systems services. . . . . . . . . . . . . .       1,850             1,677
  Product and other development. . . . . . . . . . . .         461             1,076
  Sales and marketing. . . . . . . . . . . . . . . . .       1,022             1,636
  General and administrative . . . . . . . . . . . . .         886             1,677
                                                         ------------     ------------
    Total costs and expenses . . . . . . . . . . . . .       7,880            13,502
                                                         ------------     ------------

Income from operations . . . . . . . . . . . . . . . .         846             3,535

Other income . . . . . . . . . . . . . . . . . . . . .         160               396
                                                         ------------     ------------
Income before income taxes . . . . . . . . . . . . . .       1,006             3,931
Provision for income taxes . . . . . . . . . . . . . .         402             1,572

Net income . . . . . . . . . . . . . . . . . . . . . .        $604            $2,359
                                                         ------------     ------------
                                                         ------------     ------------

Net income per share . . . . . . . . . . . . . . . . .       $0.05             $0.17
                                                         ------------     ------------
                                                         ------------     ------------

Shares used in per share calculations. . . . . . . . .      11,204            13,796
                                                         ------------     ------------
                                                         ------------     ------------



                               See accompanying notes.

                                 Access Health, Inc.
                     Condensed Consolidated Statements of Income
                       (In thousands, except per share amounts)
                                     (Unaudited)




                                                              Nine months ended
                                                                   June 30,
                                                          ----------------------------
                                                           1995                1996
                                                          ----------------------------
Revenues:
  Personal health management services....... . . . . .   $ 12,358           $ 36,456
  Health systems services. . . . . . . . . . . . . . .      8,596              7,641
                                                        ------------       ------------
    Total revenues . . . . . . . . . . . . . . . . . .     20,954             44,097

Costs and expenses:
  Cost of revenues:
    Personal health management services. . . . . . . .      9,025             18,807
    Health systems services. . . . . . . . . . . . . .      5,417              5,400
  Product and other development. . . . . . . . . . . .      1,259              2,368
  Sales and marketing. . . . . . . . . . . . . . . . .      2,580              4,668
  General and administrative . . . . . . . . . . . . .      2,340              4,563
                                                        ------------       ------------
    Total costs and expenses . . . . . . . . . . . . .     20,621             35,806
                                                        ------------       ------------

Income  from operations. . . . . . . . . . . . . . . .        333              8,291

Other income . . . . . . . . . . . . . . . . . . . . .        428              1,062
                                                        ------------       ------------

Income before income taxes . . . . . . . . . . . . . .        761              9,353
Provision for income taxes . . . . . . . . . . . . . .        309              3,741
                                                        ------------       ------------

Net income . . . . . . . . . . . . . . . . . . . . . .      $ 452            $ 5,612
                                                        ------------       ------------
                                                        ------------       ------------

Net income per share . . . . . . . . . . . . . . . . .     $ 0.04             $ 0.43
                                                        ------------       ------------
                                                        ------------       ------------

Shares used in per share calculations. . . . . . . . .     11,148             13,144
                                                        ------------       ------------
                                                        ------------       ------------

                               See accompanying notes.

                                 Access Health, Inc.
                   Condensed Consolidated Statements of Cash Flows
                     Increase (Decrease) in Cash and Equivalents
                                    (In thousands)
                                     (Unaudited)




                                                               Nine months ended
                                                                   June 30,
                                                          ----------------------------
                                                           1995                1996
                                                          ----------------------------
Cash flows from operating activities:
  Net income . . . . . . . . . . . . . . . . . . . . .      $ 452            $ 5,612
  Adjustments to reconcile net income to net cash
    provided by operations:
    Allowance for doubtful accounts. . . . . . . . . .          4                158
    Depreciation and amortization. . . . . . . . . . .      1,202              2,390
    Deferred income taxes. . . . . . . . . . . . . . .          -                700
    Changes in:
       Accounts receivable . . . . . . . . . . . . . .     (1,530)            (3,118)
       Prepaid expenses and other current assets . . .      1,099               (815)
       Accounts payable. . . . . . . . . . . . . . . .        466                840
       Accrued payroll and related expenses. . . . . .        972              1,181
       Other accrued expenses. . . . . . . . . . . . .        421              3,572
       Deferred revenues . . . . . . . . . . . . . . .        494                153
                                                          ---------------  -----------
        Net cash provided by operating activities. . .      3,580             10,673
                                                          ---------------  -----------

Cash flows from investing activities:
  Purchase of available-for-sale securities, net . . .       (137)            (5,196)
  Purchase of property and equipment . . . . . . . . .     (2,740)            (8,383)
  Investment in AHN. . . . . . . . . . . . . . . . . .          -             (5,000)
  Decrease in other assets . . . . . . . . . . . . . .         81                857
                                                          ---------------  -----------
        Net cash used by investing activities. . . . .     (2,796)           (17,722)
                                                          ---------------  -----------

Cash flows from financing activities:
  Payment of long-term debt. . . . . . . . . . . . . .       (248)              (690)
  Sale of common stock . . . . . . . . . . . . . . . .        325             30,772
                                                          ---------------  -----------
        Net cash provided by financing activities. . .         77             30,082
                                                          ---------------  -----------

Net increase in cash and equivalents . . . . . . . . .        861             23,033
Cash and equivalents at beginning of period. . . . . .      5,674              6,523
                                                          ---------------  -----------

Cash and equivalents at end of period. . . . . . . . .    $ 6,535           $ 29,556
                                                          ---------------  -----------
                                                          ---------------  -----------



                               See accompanying notes.

                                 Access Health, Inc.
                 Notes to Condensed Consolidated Financial Statements
                                    June 30, 1996
                                     (Unaudited)


Note 1:      Summary of Significant Accounting Policies

INTERIM FINANCIAL STATEMENTS

In the opinion of management the unaudited interim financial statements reflect all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company's consolidated financial position at June 30, 1996, consolidated results of operations for the three month and nine month periods ended June 30, 1995 and 1996 and cash flows for the nine month periods ended June 30, 1995 and 1996. Results for the periods ended June 30, 1996 are not necessarily indicative of the results to be expected for the entire fiscal year.

RECLASSIFICATIONS

Certain reclassifications have been made to amounts reported for the prior periods to conform with the June 30, 1996 presentation.

NET INCOME PER SHARE

The Company's net income per share is based upon the weighted average number of shares of common stock outstanding. Common stock issuable upon the exercise of stock options and warrants has been included in the computation, to the extent dilutive, using the treasury stock method.


Note 2:      Secondary Public Offering

The Company completed a secondary public offering of its common stock during the first quarter of fiscal 1996. A total of 4.8 million shares were sold at $21.33 per share of which 1.5 million shares were sold by the Company and 3.3 million shares were sold by the Company's original venture capital stockholders who are now fully divested. Net proceeds to the Company from the offering were approximately $29.5 million.


Note 3:      Investment In AHN

During the second quarter of fiscal 1996 the Company invested $5.0 million in America's Health Network, L. P. ("AHN"), a new 24-hour, 7 day a week cable television channel devoted to consumer healthcare information. The Company is a limited partner in AHN. The investment in AHN is being accounted for using the cost method.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS MAY CONTAIN CERTAIN FORWARD-LOOKING STATEMENTS WHICH INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THE RESULTS ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS SET FORTH HEREUNDER AND IN THE COMPANY'S ANNUAL REPORT AS FILED ON FORM 10-K AND 10-KA.

RESULTS OF OPERATIONS

REVENUES. Revenues consist of revenues from personal health management services and health systems services. Revenues increased from $8.7 million during the three months ended June 30, 1995 to $17.0 million during the three months ended June 30, 1996 and increased from $21.0 million during the nine months ended June 30, 1995 to $ 44.1 million for the nine months ended June 30, 1996.

Revenues from personal health management services increased from $5.8 million during the third quarter of fiscal 1995 to $14.7 million during the third quarter of fiscal 1996 and from $12.4 million during the first nine months of fiscal 1995 to $36.5 during the first nine months of fiscal 1996 because the number of members enrolled under the Company's PHA contracts increased during these periods. As of June 30, 1996, approximately 10.3 million members were enrolled in PHA compared to approximately 3.5 million members enrolled as of June 30, 1995. Revenue from PHA contracts is recognized ratably in accordance with contract terms on the basis of per-member fees.

Revenues from health systems services decreased from $3.0 million during the third quarter of fiscal 1995 to $2.3 million during the third quarter of fiscal 1996 and from $8.6 million for the first nine months of fiscal 1995 to $7.6 million during the first nine months of fiscal 1996 due to lower licensing and teleservicing revenues resulting from changes taking place in the hospital industry and the discontinuation of certain ASK-A-NURSE teleservices contracts during fiscal 1995 and fiscal 1996. Discontinuation of additional teleservices contracts is expected during the remainder of fiscal 1996. The Company expects that revenues from health systems services will continue to decline as a percentage of the Company's total revenues and may continue to decline in absolute dollars.

COST OF REVENUES. The cost of personal health management services revenues includes the costs of operating the Company's services centers, on-going client consultation and charges for providing PHA member communications services. The gross margins for personal health management services were 36.5% during the third quarter of fiscal 1995 and 49.5% during the third quarter of fiscal 1996 and 27.0% during the first nine months of fiscal 1995 compared to 48.4% during the first nine months of fiscal 1996. Gross margin for personal health management services improved during the three and nine month periods ended June 30, 1996 compared to the prior year due to economies of scale resulting from growth in PHA enrollment.

The cost of health systems services revenues includes the costs of license implementations, call processing, on-going client consultation, annual users' conferences, advertising materials, and other support services for ASK-A-NURSE, CANCER HELPLINK, Access Care Management System ("ACMS") and LIFE MATCH licensees. The gross margin percentages for health system services were 37.5% during the third quarter of fiscal 1995 and 27.6% during the third quarter of fiscal 1996 and 37.0% for the first nine months of fiscal 1995 compared to 29.3% for the first nine months of fiscal 1996. Health systems services gross margin declined during the three and nine month periods ended June 30, 1996 compared to the prior year due to the decline in revenue, previously discussed.

PRODUCT AND OTHER DEVELOPMENT EXPENSES. Product development expenses totaled $461,000, or 5.3% of revenues, during the third quarter of fiscal 1995 and $1.1 million, or 6.3% of revenues, during the third quarter of fiscal 1996 and were $1.3 million, or 6.0% of revenues, for the first nine months of fiscal 1995 compared to $2.4 million, or 5.4% of revenues, during the first nine months of fiscal 1996. Increases in product development expenses relate to the Company's acceleration of efforts to meet consumer needs beyond triage and health care information for general populations.

SALES AND MARKETING EXPENSES. Sales and marketing expenses were $1.0 million, or 11.7% of revenues, and $1.6 million, or 9.6% of revenues, during the third quarter of fiscal 1995 and 1996, respectively, and were $2.6 million, or 12.3% of revenues, and $4.7 million, or 10.6% of revenues, during the first nine months of fiscal 1995 and 1996, respectively. Sales and marketing expenses increased as a result of the strengthening of the marketing and advertising program and the addition of sales resources to focus on the employer market. Sales and marketing expenses may increase in fiscal 1996 as the Company continues to pursue its strategy of building brand awareness for its personal health management products and could increase significantly as the Company enters the direct to consumer market.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses were $886,000, or 10.2% of revenues, and $1.7 million, or 9.8% of revenues, during the third quarter of fiscal 1995 and 1996, respectively, and totaled $2.3 million, or 11.2% of revenues and $4.6 million, or 10.3% of revenues, during the first nine months of fiscal 1995 and 1996, respectively. The increase from fiscal 1995 to fiscal 1996 reflects stepped costs associated with building the infrastructure necessary to manage a larger and rapidly growing company and professional fees related to evaluating and negotiating strategic investment opportunities.

INCOME FROM OPERATIONS. Operating income increased from $846,000 during the third quarter of fiscal 1995 to $3.5 million during the third quarter of fiscal 1996 and from $333.000 to $8.3 million during the first nine months of fiscal 1995 and fiscal 1996, respectively. The improvement is attributable to the factors and trends described in the preceding paragraphs.

OTHER INCOME. The Company generates interest and other income from cash balances and available-for-sale securities. Interest and other income increased from $160,000 to $396,000 in the third quarter of fiscal 1995 and 1996, respectively, and from $428,000 to $1.1 million during the first nine months of fiscal 1995 and 1996, respectively, primarily as a result of increases in income earned on cash proceeds received during the first quarter of fiscal 1996 from a secondary stock offering (see Liquidity and Capital Resources).

EFFECTS OF INFLATION AND CHANGING PRICES. Inflation and changing prices have not had a material effect on the Company's operations and, at current levels, are not expected to in future years.

LIQUIDITY AND CAPITAL RESOURCES

The Company completed a secondary public offering of its common stock during the first quarter of fiscal 1996. A total of 4.8 million shares were sold at $21.33 per share of which 1.5 million shares were sold by the Company and 3.3 million shares were sold by the Company's original venture capital stockholders who are now fully divested. Net proceeds to the Company from the offering were approximately $29.5 million.

As of June 30, 1996, the Company held cash and equivalents and available-for-sale securities totaling $39.9 million which increased from a balance of $11.7 million as of September 30, 1995 primarily due to the proceeds received from the Company's secondary public stock offering as previously discussed. Cash provided by operations during the first nine months of fiscal 1996 was $10.7 million compared with $3.6 million for the first nine months of fiscal 1995.

Gross accounts receivable increased $3.1 million during the first nine months of fiscal 1996 primarily as a result of increased revenues from Personal Health Advisor ("PHA") contracts.

During the first nine months of fiscal 1996 $8.4 million of property and equipment were purchased which included $7.4 million of computer equipment and software. The Company expects to purchase additional capital equipment during the remaining quarter of fiscal 1996 to expand its call centers and systems capacity.

During the second quarter of fiscal 1996 the Company invested $5.0 million in America's Health Network, L. P. ("AHN"), a new 24-hour, 7 day a week cable television channel devoted to consumer healthcare information. The Company is a limited partner in AHN.

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

DEPENDENCE ON PRINCIPAL CUSTOMERS. The Company's PHA contracts cover members ranging from approximately 3,000 members to 2.0 million members per contract and include one contract for 2.0 million members, one contract for 1.6 million members and three contracts for 1.0 million members each. In the third quarter of fiscal 1996, the Company's three largest customers accounted for approximately 15.9%, 13.1%, and 12.6% of the Company's total revenues and the Company's top five customers, in the aggregate, accounted for approximately 58.9% of the Company's total revenues. After an initial term of approximately one to four years, contracts generally can be terminated upon 60 to 180 days notice to the Company. Two of the three largest contracts are up for renewal in fiscal 1997, and the third in fiscal 1998. The Company's contracts could also be subject to early termination by its customers if the Company were not in compliance with any applicable government regulation. The termination, non-renewal or renegotiation of any of such agreements could have a material adverse effect on the Company's operating results. See "Government Regulation."

UNCERTAINTY OF FUTURE OPERATING RESULTS. During fiscal 1993 and 1994 the Company incurred significant expenses related to the start-up of its PHA product, including the hiring and training of personnel and the expansion of infrastructure and sales and marketing programs. Because revenues from PHA were not sufficient to cover these start-up expenses, operating losses were sustained in fiscal 1994 and the first quarter of fiscal 1995. The Company returned to profitability in the second quarter of fiscal 1995 and achieved increased profitability in each quarter thereafter as additional members were enrolled in PHA. There can be no assurance that the Company's revenues and profitability will continue to increase during remainder of fiscal 1996 and fiscal 1997. In addition, the Company may incur significantly increased sales, marketing and promotional expenses during fiscal 1996, and may devote additional resources to the further development of PHA or other new products. To the extent that the Company incurs increased expenses, the Company's operating results will be adversely affected unless revenues and operating margins increase sufficiently to offset such expenditures. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

                             PART II - OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    a)   The annual meeting of stockholders was held on March 27, 1996.

    b) The following directors were elected at the meeting to serve a one year term:

              Kenneth B. Plumlee
              Richard C. Miller
              John R. Durant, M.D.
              Brent T. Rider
              Edward K. Rygiel

     c) The matters voted upon at the meeting and the results of the voting with respect to those matters were as follows:
                                          For               Withheld
                                       -------------     --------------

       1) Election of Directors:
              Kenneth B. Plumlee       6,944,681           15,521
              Richard C. Miller        6,944,881           15,321
              John R. Durant, M.D.     6,944,581           15,621
              Brent T. Rider           6,944,281           15,921
              Edward K. Rygiel         6,944,881           15,321

                                                                     Broker
                              For           Against      Abstain    Non-votes
                             ------        ---------    ---------  -----------
    2) To approve an amendment
       to the Company's 1989
       Incentive Stock Plan to
       increase the number
       of shares of Common Stock
       reserved for issuance
       thereunder by
       500,000 shares.       5,258,987      873,368        20,552    807,295

    3) Ratification of Ernst &
       Young LLP as the Company's
       independent auditors for
       fiscal year 1996.     6,951,932      3,697          4,573     0

The foregoing matters are described in detail in the Registrant's definitive proxy statement dated February 20, 1996 for the Annual Meeting of Stockholders held on March 27, 1996.

     d)  Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    a)   Exhibits:

         10.1*     Amended and Restated Agreement of Limited Partnership of
                   AHN Partners, L.P.
         10.2*     Admission Agreement dated April 15, 1996
         10.3*     Partnership Interest Option Agreement dated April 15, 1996
         10.4      Line of Credit Note dated May 7, 1996.

         * Confidential Treatment Requested



    b) There have been no reports on Form 8-K filed during the quarter ended June 30, 1996.

                                      Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   ACCESS HEALTH, INC.





Date:   August 13, 1996           /S/   John V. Crisan
                                  -----------------------------------------
                                  John V. Crisan
                                  Senior Vice President and Chief
                                    Financial Officer (principal financial
                                    officer of Registrant)