Form 10-Q/A
period 1996-06-30
ACCESS HEALTH INC
filed 1996-10-17
CIK 882304

                          SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, DC 20549

                                     FORM 10-Q/A

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




                                   ACCESS HEALTH, INC.





Date:   October 17, 1996          /S/   John V. Crisan
                                  -----------------------------------------
                                  John V. Crisan
                                  Senior Vice President and Chief
                                    Financial Officer (principal financial
                                    officer of Registrant)