Form 10-K405
period 1996-09-30
ACCESS HEALTH INC
filed 1996-12-24
CIK 882304

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              ___________

                                   FORM 10-K
(Mark One)

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

For the fiscal year ended: September 30, 1996     OR

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

For the transition period from               to

                        Commission File Number 0-19758

                                  ___________

                              ACCESS HEALTH, INC.
            (Exact name of registrant as specified in its charter)


          DELAWARE                              68-0163589
(State or other jurisdiction of               (I.R.S. Employer
incorporation or organization)             Identification Number)

11020 WHITE ROCK ROAD, RANCHO CORDOVA, CA         95670
(address of principal executive offices)       (zip code)

      Registrant's telephone number, including area code: (916) 851-4000

              SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: COMMON STOCK,
                                $.001 PAR VALUE
                               (Title of Class)

                                  ___________

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

The aggregate market value of voting stock held by non-affiliates of the registrant as of December 16, 1996 was approximately $603,071,775 based upon the last sales price reported for such date on the NASDAQ National Market System. For purposes of this disclosure, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of Common Stock and shares held by officers and directors of the registrant, have been excluded in that such persons may be deemed to be affiliates. This determination is not necessarily conclusive.

  At December 16, 1996 registrant had outstanding 17,572,859 shares of Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

          The information called for by Part III of this Form 10-K is incorporated by reference to the definitive proxy statement for the annual meeting of stockholders of the Company which will be filed no later than 120 days after September 30, 1996.

                                TABLE OF CONTENTS

                                                                          PAGE
                                                                          ----
PART I
        Item 1.   Business..............................................    4
        Item 2.   Properties............................................   16
        Item 3.   Legal Proceedings.....................................   16
        Item 4.   Submission of Matters to a Vote of Security Holders...   16
PART II
        Item 5.   Market for Registrant's Common Equity and Related
                  Stockholder Matters...................................   16
        Item 6.   Selected Financial Data...............................   17
        Item 7.   Management's Discussion and Analysis of Financial
                  Condition and Results of Operations...................   18
        Item 8.   Financial Statements and Supplementary Data...........   26
        Item 9.   Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure...................   41
PART III
        Item 10.  Directors and Executive Officers of the Registrant....   41
        Item 11.  Executive Compensation................................   41
        Item 12.  Security Ownership of Certain Beneficial Owners and
                  Management............................................   41
        Item 13.  Certain Relationships and Related Transactions........   41
PART IV
        Item 14.   Financial Statement Schedules, Reports on Form 8-K
                   and Exhibits.........................................   42
SIGNATURES..............................................................   44
INDEX TO FINANCIAL STATEMENTS...........................................   45

                                      PART I

ITEM 1.  BUSINESS

THE BUSINESS SECTION CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS WHICH INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THE RESULTS ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS SET FORTH IN "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

GENERAL

   Access Health, Inc. ("Access Health" or the "Company") is a leading provider of personal health management products and services to the health care industry. The Company's clients include managed care organizations, health plans, military managed health care providers, self-insured employers, and hospital and physician delivery systems. Personal health management services are designed to improve the quality and accessibility of health care by educating and empowering consumers to make more informed decisions, thereby reducing inappropriate use of the health care system and the cost of care while improving member satisfaction. Access Health's personal health management services provide members with a broad range of health care information, prevention and care management programs. The Company believes that personal health management programs currently cover an estimated 30 million lives and that the total potential market in the United States could extend to include the more than 200 million persons covered by medical insurance.*

   The Company was founded in 1987 and until 1993 primarily provided consumer health care information products and services designed to help hospitals and other health care providers market their services. In response to opportunities created by increasing pressure to provide more cost effective health care, beginning in 1993, the Company changed its focus to developing and marketing personal health management products and services to health plans and payors. At the same time, the Company altered its business model to price its products and services predominantly on a recurring per-member per-month fee basis rather than on a non-recurring basis. The Company's personal health management business has grown dramatically; the number of enrolled members has increased to over 11.5 million in November 1996 from 4.3 million at the end of fiscal 1995.

       The Company's primary personal health management product, Personal Health Advisor(R) ("PHA"), provides eligible health plan members with toll-free telephone access to registered nurse counselors, pre-recorded information on various health care topics, and other health care and information services on a 24-hour-a-day, 7-day-a-week basis. Its PHA product is marketed to managed care organizations, health plans and large self-insured employer groups. The Company's health systems services also offers a broad range of health care information products and services to health care providers. The Company's primary health systems services products include ASK-A-NURSE(R), Cancer HELPLINK(R) and a series of software products providing membership management and referral management capability.

       The Company currently provides its personal health management products and services from four advanced teleservice centers. The service centers are staffed by registered nurses and other health counselors who utilize sophisticated voice and data technology along with proprietary databases of clinical protocols and membership and provider information. In anticipation of new information needs in health care, the Company is broadening the scope of its products and services into such areas as disease management and prevention and wellness programs. The Company also intends to expand its use of information delivery technologies to include personal computers and Internet applications. Through these initiatives, Access Health is seeking to establish its PHA product as the industry standard and preferred brand name in personal health care management products and services.

Recent Developments

       In October 1996, the Company began marketing its PHA services direct to the consumer. The Company entered into a contract to publish a health education CD-Rom for retail and wholesale distribution in fall 1996. Additionally, in fall 1996, the Company launched its PHA-OnLine service. Further, in March 1996, the Company made a $5 million equity investment in America's Health Network, the first cable television network focused solely on consumer health care concerns. In addition to the equity stake, the Company and America's Health Network also have a co-marketing agreement. The Company is also pursuing a strategy to enter into joint ventures with certain strategic partners to market PHA internationally.

       In November 1996, the Company acquired Informed Access Systems, Inc. ("Informed Access"). Informed Access is a leading provider of health care coordination products and services to the health care industry. Informed Access' primary clients are major managed health care providers, including health maintenance organizations (HMOs), preferred provider organizations
(PPOs), indemnity insurers, integrated delivery systems and physician groups.

       In 1994, Informed Access commercially introduced the FirstHelp(TM) line of health care coordination products and services. The FirstHelp system is a proprietary, integrated suite of products and services which enable managed care organizations to improve and monitor the access, quality and cost-effectiveness of health care services while enhancing the satisfaction of health care service consumers. Informed Access provides its FirstHelp products and services to enrolled members of managed care plans from its advanced call center staffed by experienced registered nurses on a 24-hour-a-day, 7-day-a-week basis. The FirstHelp system is also licensed to large health care providers and insurers who operate their own call centers. At September 1, 1996, FirstHelp products and services were available under contract to approximately 6.0 million members from 40 client organizations, including approximately 4.0 million call center members and 2.0 million license site users. Informed Access' clients include Blue Cross and Blue Shield of Massachusetts, IHC Hospitals, CaliforniaCare Health Plans (Blue Cross of California), Mayo Management Services, Oxford Health Plans and the Harris Health Plans.

       In November 1996, the Company acquired Clinical Reference Systems, Ltd. ("CRS"), which develops patient education and drug information software programs. The patient education software products, which include over 3,000 health topics and 6,000 drug product descriptions, enable health care providers to produce easy-to-read handouts on a variety of medical and drug topics. Its key products include Adult Health Advisor, ACOG Patient Advisor, Pediatric Advisor and Women's Health Advisor.

       There can be no assurance as to the timing and degree of success of the Company's direct to the consumer services or the impact of the recent acquisitions of Informed Access or CRS on the Company's future operating results. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

INDUSTRY BACKGROUND

       The rate of health care spending increases in the United States continues to exceed GDP growth. The Health Care Financing Administration expects national health expenditures to reach 14.5% of GDP or slightly more than $1.0 trillion in 1996. Containment of health care costs has become a national priority. As a result, the health care system is increasingly dominated by cost-conscious managed health care programs.

       A number of factors have contributed to escalating health care costs. These include:

            - Lack of access. Individuals who lack timely access to health care and to reliable health care information may delay needed treatment, self-treat inappropriately or seek unnecessary care, all of which can lead to poorer health outcomes and ultimately higher costs.

            - Lack of preventive care and early intervention. Appropriate preventive care and early intervention can dramatically influence health and well-being and is demonstrably cost-effective. Preventive care and timely intervention both depend on an individual's access to information.

            - Inappropriate use of health care resources. Poorly-informed individuals may choose more costly or less effective means of treatment for their health care needs. For example, studies indicate that up to 55% of all emergency room visits may be inappropriate.

       Personal health care management programs have been developed in response to these problems. These programs generally include telephone-based health counseling services to help individuals optimize their use of the health care system. These services involve members in managing their own health and empower them to make better informed decisions. The information they receive helps them both to obtain proper care and to avoid unnecessary care, ultimately reducing health care costs, improving health outcomes and increasing member satisfaction with their health care plans.

       Recent studies indicate that personal health management programs can meaningfully reduce annual medical expenses. Government and commercial health care plans and insurers increasingly view personal health management programs as an effective means to cope with capitated reimbursement of health care costs.

       Personal health management programs are typically contracted by managed care programs, insurers and self-insured employers. A personal health management program is considered to be both a member benefit and a vehicle to rationalize member usage of the health care delivery system. The Company believes that personal health management programs currently cover an estimated 30 million lives and that the total potential market in the United States could extend to include the more than 200 million persons covered by medical insurance.*

STRATEGY

       The Company seeks to position each of its products and services as the leading brand in its category and create consumer recognition and preference through the following business strategies:

        Focus on key market segments. Many participants in health care benefit from providing personal health management services to their employees or members. The Company has segmented the marketplace around the unique needs of large self-insured employers, health plans and managed care organizations, military managed health care providers, Medicare, Medicaid, and integrated physician and hospital delivery systems. In particular, the Company has focused on the growing trend toward the privatization of government-sponsored health care programs through contracting with managed care organizations. The Company adapts its programs to meet the particular needs of various market segments by creating special member communication materials for different literacy levels and language requirements, segment-specific medical information and targeted clinical programs. The Company employs teams of sales and account management personnel with specific expertise in each segment.

        Build Personal Health Advisor(R) brand equity. The Company seeks to establish the Personal Health Advisor brand as the personal health management brand of choice among consumers and health plans by meeting and anticipating the needs of members, physicians, and health plans. The Company intends to support this strategy by building brand awareness through consumer advertising, trade advertising, and other promotional activities. Additionally, the Company has invested in proprietary technology to enable its PHA product to track member health care needs over time and build a repository of personal health information. In this way, the Company seeks to create a long-term relationship between individuals and its PHA product even when individuals change health plans, physicians, or employers.

       Deliver significant value to customers. The Company seeks to provide health plans and payors a return on investment by combining of reduced health care costs, increased member satisfaction and improved quality of care. The Company continues to invest in clinical programs and delivery capabilities in order to provide members with the highest quality and most comprehensive set of personal health management services. More than 87% of PHA users report that PHA increases their satisfaction with their health plan. One study conducted on behalf of the Company and a customer shows that the Company's customers receive a return on their PHA investment of more than 4 to 1.

       Expand range and scope of services. The Company plans to continue to enhance the clinical applications and delivery options offered under the PHA and ASK-A-NURSE(R) brand names. Clinical applications are being expanded to include disease management and prevention and wellness products and services. The Company is also seeking to extend the delivery of its branded health information products electronic media including personal computer-based consumer software and on-line services. The Company is developing these clinical products and services and electronic delivery options internally and through strategic alliances. The Company recently acquired Informed Access and CRS and also may make additional acquisitions to augment its product offerings.

        Provide a full range of personal health management solutions. Outsourcing of personal health management services has emerged as the preferred model for many self-insured employers, health plans and managed care organizations. Factors supporting this trend include economies of scale, speed of market entry, required clinical and technology capabilities, and quality of service. The Company's Personal Health Advisor health information service meets the needs of organizations that choose to outsource personal health management capabilities. For organizations choosing to provide personal health management services in-house, the Company offers Access Care Management System ("ACMS"), a program consisting of software and clinical guidelines. The Company will continue to develop its products to be responsive to the changing marketplace and needs of its customers.

        Exploit multiple media. Different media such as telephone, on-line services, cable and print can be used to deliver tailored health care information appropriate to particular audiences. The Company has made significant commitments in each of these areas as evidenced by its investment in, and co-marketing agreement with, America's Health Network which provides health care information over cable television and the recently launched PHA-OnLine service which provides health care information over the Internet.

PRODUCTS AND SERVICES

       The Company's products and services enable its clients to facilitate appropriate consumer health care decisions, providing for better outcomes, improving member satisfaction and avoiding unnecessary utilization of health care services or inappropriate care. Access Health's products and services provide members 24-hour telephone access to registered nurse counselors who offer timely, symptom-specific assessments, consultation on appropriate sources of care, information about major diseases and procedures, and referrals to physicians and other services. The Company uses five databases from which services are delivered: (i) a person-based, portable, lifetime membership database, (ii) a clinical protocol database, (iii) a database of information as relates to the rules of each client's health plan, (iv) a database of health plan specific authorized providers and (v) a health care information and education database.

       The Company's products and services are designed to meet the needs of specific customer groups including managed care providers, self-insured employers, individual consumers, Medicare, Medicaid and hospital and health systems.

 Personal health management services

       Personal Health Advisor(R). The Personal Health Advisor service offering is a membership benefit sponsored by managed care organizations, self-insured employers and hospital-based delivery systems for use by members enrolled in the organization's health plan. Per-member per-month fees are paid by the plan sponsor and are periodically adjusted based on usage patterns. PHA services are also available to individual consumers on a self-sponsored basis for a monthly fee.

       The PHA program provides members 24-hour toll-free telephone access to specially-trained registered nurse phone counselors for general health information, symptom-specific, non-diagnostic nursing assessments and decision counseling for major diagnostic or treatment issues. A special feature of the program is Health Counseling, a service that provides individually researched information on care alternatives for significant health care episodes, such as maternity, major illnesses and surgery. Members also can access the AudioHealth Library(R) database, which is a sophisticated database of pre-recorded information on more than 430 topics in both English and Spanish. The information provided through the AudioHealth Library(R) database includes comprehensive self-care and prevention information designed to help callers make appropriate health care decisions. After listening to a topic, the caller can choose to discuss specific concerns with a registered nurse or to request printed information on a variety of topics. Health care counselors assist PHA members in selecting physicians or other services available under their particular health care benefit plan. The Company is exploring additional information distribution channels for offering PHA that include desktop PC software, on-line services, expanded printed material capabilities and cable video programming.

       As of November 1, 1996, the Company had 47 customers representing approximately 11.5 million members enrolled in PHA, compared to 14 customers representing approximately 4.3 million enrolled members at September 30, 1995.

       Member communication services. Member communication services are tailored to meet specific sponsor needs. These services consist of the development, execution and fulfillment of membership enrollment materials, such as membership kits, newsletters and other mailings, on-going communication programs designed to facilitate use of the program, and fulfillment of member requests for literature for specific health care topics. The Company charges a flat fee or per-member per-month fees based on the mix of services provided.

Health systems services

       Access Care Management System(R). The Access Care Management System(R), introduced in 1994, is utilized by those organizations seeking to provide in-house personal health management services. ACMS is an integrated package of software, clinical guidelines and care management functions that enables hospitals, physician groups, integrated health care delivery systems and health plans to offer personal health management services directly to patients and member groups through the sponsoring organization's own telephone call center. ACMS customers pay the Company on a per-member per-month basis and in return receive technical support and software and clinical database upgrades.

        ASK-A-NURSE(R). The ASK-A-NURSE(R) family of products is licensed to hospitals and other health care systems, enabling them to provide health care information and referral services. ASK-A-NURSE programs are staffed by registered nurses and are accessible by telephone 24 hours a day. ASK-A-NURSE was introduced in 1986 and is currently licensed to more than 70 clients representing over 300 participating hospitals in the United States.

       The ASK-A-NURSE program was originally introduced to help hospitals compete in a fee-for-service health care environment by offering phone-based information as a community service. The program was designed to create awareness of the hospital and project an image within the community as a quality source for health care information. By offering useful information, participating hospitals are able to help callers determine if care is needed and to educate callers regarding the hospitals' affiliated physicians and services. ASK-A-NURSE Advantage, introduced in 1993, allows hospitals to offer an enhanced, fee-based version of these services to members of selected groups.

       Cancer HELPLINK. Cancer HELPLINK brand system is a specialized information and referral system staffed by registered nurses experienced in cancer care and trained in the extensive information needs of cancer patients, their families and others concerned about cancer. Cancer HELPLINK, introduced in 1989, provides needed information to patients diagnosed with cancer and refers callers who have cancer symptoms to appropriate physicians and diagnostic and treatment services. The Company's cancer products are currently licensed to more than 35 clients representing over 70 hospitals.

       The Company licenses the ASK-A-NURSE(R) and Cancer HELPLINK(R) products and the ASK-A-NURSE(R) brand name on an exclusive basis to a single hospital or group of hospitals within a geographically-defined market.

       LIFE MATCH(R) Family of Software Products. The Company sells and supports the LIFE MATCH family of software products, consisting of HEALTH MATCH(R), HEALTH MATCH(TM) Advantage and LIFE MATCH, which are designed to support health care information and referral programs. These products enable participating hospitals to match individuals' health care needs with physicians and hospital services and to manage referral, medical information and reporting functions. In addition, these software products allow hospitals to manage membership programs, scripted outbound call programs and other database management activities. HealthSelect(TM), the Company's newest software product, is a Windows-based product designed to provide hospitals, physicians and integrated health care delivery systems with the technology to manage referral, medical information and personal health management programs. More than 300 hospitals have licensed one or more of these software products.

Care Management Services

       FirstHelp. The FirstHelp system, first introduced by Informed Access in 1994, is an integrated suite of care coordination products and services which are designed to help health care consumers make informed, appropriate decisions about the use of health care services for both acute and chronic conditions and to help guide these consumers to the most appropriate point of care within a managed care network. Managed care providers and insurers use the FirstHelp system to facilitate easier access to the plan network by members, reduce operating costs by reducing inefficient use of network resources and improve the quality of care for plan members. The FirstHelp system is used by managed care organizations in a variety of applications including use as the primary "gateway" to a plan network, as an emergency room precertification tool, a health care management tool for individuals with chronic conditions, or solely as a health care information service for plan members. The FirstHelp system also provides extensive reporting which enables managed care organizations to more efficiently configure their service delivery network.

       Clinical Decision Architecture. The foundation of the FirstHelp system is Informed Access' patented Clinical Decision Architecture ("CDA"). CDA is a proprietary software system and database which allows a nurse to assess a patient's symptoms and to recommend the appropriate level of care based on that assessment. CDA primarily utilizes four information databases, including a database of Informed Access' proprietary clinical algorithms, a detailed provider information database, a health care information database which includes extensive self-care instructions and a database of health plan members and rules.

       Audio Tape Health Information Library. Customers have access via touch-tone or rotary telephone to the FirstHelp audio tape health information library. The audio tape library is a sophisticated database of pre-recorded information on a wide variety of health topics, including information on specific conditions and self-care and prevention information. After reviewing information in the audio tape library, the customer can elect to speak directly with a FirstHelp nurse.

       Chronic Condition Management.   Informed Access has developed disease
management programs designed to proactively assist patients with managing chronic conditions. The goals of the program are to improve the quality of life for patients who have chronic conditions by reducing the risk of chronic condition complications and to help contain health care costs by reducing the need for extensive use of health care services by patients with chronic conditions. Patients who enroll in the chronic condition management program receive regular calls from FirstHelp nurses who monitor the patient's condition and the patient's compliance with treatment regimen. The enrolled patients also receive information to educate them on how to effectively manage their chronic condition.

       Illness Risk Assessment.   Informed Access is introducing an illness risk
assessment tool, FirstHelp IRA, to assist managed care organizations in identifying plan members who are at greatest risk of requiring significant use of health care services.* The FirstHelp IRA program will collect and analyze patient specific predictors of high levels of future use of health care services.* This information will be inserted into a patient's FirstHelp record to be used in conjunction with FirstHelp chronic condition management programs to provide proactive monitoring and intervention for higher risk patients.*

PRODUCT DEVELOPMENT

       The Company's growth and future success largely depend upon its ability to develop new products for the health care industry and to continue to develop and enhance its existing personal health management products to meet evolving and changing customer needs. Current development initiatives include:

- Clinical applications. The Company is in the process of expanding clinical applications to new areas such as illness prevention and wellness and disease management programs, and enhancing the protocols and libraries for existing applications.

- Patient education software program. Through the Company's acquisition of CRS, it has the capability of providing computer based patient education materials that can be distributed by the physician in the form of customized handouts to their patients.

- Electronic delivery systems. The Company has developed and continues to expand its capabilities to use on-line communications and other electronic media to deliver the Company's products and services.

- Technology infrastructure. The Company continues to enhance its infrastructure by installing new hardware and software systems to improve capability, ease of use and scalability.

- Customized products. The Company customizes products for specific market segments such as those with special literacy or foreign language needs.

- Algorithms. The Company, through its Informed Access business unit, is enhancing its FirstHelp CDA clinical algorithms.

       The foregoing discussion of product development programs and plans includes forward-looking statements. There is no assurance as to the successful completion, timing of introduction or market success of any such activities.
See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

PRINCIPAL CUSTOMERS

       The Company markets its products and services to managed care organizations, government agencies, self-insured employers, hospitals, integrated hospital organizations, physician groups, independent physician associations and direct to the consumer.

       As of November 1, 1996, the Company had contracts with 47 customers representing approximately 11.5 million members enrolled in PHA. Other customers have announced contract awards to the Company that would represent an additional 700,000 members by the end of 1997. These additional contracts are subject to final negotiation and have not yet been executed. The Company's enrolled members include members for which the Company receives revenues. Certain of the Company's contracts specify a guaranteed enrollment rate for members and the Company receives revenues for such amounts even if the customer has not yet identified all the particular members. Major customers include Blue Cross of Western Pennsylvania, Empire Blue Cross and Foundation Health Federal Services, Inc. which represent 16.8%, 12.0% and 11.6%, respectively, of Access Health's fiscal year 1996 revenues. After initial terms of approximately one to four years, contracts generally can be terminated upon 60 to 180 days notice. Two of the three largest contracts are up for renewal in fiscal 1997, and the third is up for renewal in fiscal 1998.

       In 1994, Informed Access commercially introduced the FirstHelp(TM) line of health care coordination products and services. The FirstHelp system is a proprietary, integrated suite of products and services which enable managed care organizations to improve and monitor the access, quality and cost-effectiveness of health care services while enhancing the satisfaction of health care service consumers. Informed Access provides its FirstHelp products and services to enrolled members of managed care plans from its advanced call center staffed by experienced registered nurses on a 24-hour-a-day, 7-day-a-week basis. The FirstHelp system is also licensed to large health care providers and insurers who operate their own call centers. At September 1, 1996, FirstHelp products and services were available under contract to approximately 6.0 million members from 40 client organizations, including approximately 4.0 million call center members and 2.0 million license site users. Informed Access' clients include Blue Cross and Blue Shield of Massachusetts, IHC Hospitals, CaliforniaCare Health Plans (Blue Cross of California), Mayo Management Services, Oxford Health Plans and the Harris Health Plans.

       The Company's ASK-A-NURSE and Cancer HELPLINK products are currently licensed to more than 80 clients. Examples of the Company's principal customers for these product lines include Florida Hospital in Orlando, Covenant Health Care Systems in Milwaukee and Emory University Systems of Health Care in Atlanta.

SALES, MARKETING AND SUPPORT

       The Company's sales and marketing strategy includes tailoring its products to specific market segments, employing a direct sales force organized around these segments, utilizing experienced account management teams and engaging in promotional activities to increase brand awareness and recognition of the Company's products. With the Company's acquisition of Informed Access, its 15 person direct sales force is organized into groups focused on selling the Company's products and services to managed care organizations, self-insured employers, commercial insurers, government entities, and hospitals and health care systems.

       The Company manages its on-going relationships with clients through the use of account management teams that include clinical and technical support. These teams work closely with new and existing clients to implement custom tailored programs, coordinate member communication programs, ensure client satisfaction, and evaluate program effectiveness. This structure allows the account management teams to anticipate new member needs.

       Additionally, the Company markets PHA directly to consumers and currently has more than 25,000 self-sponsored consumer members who pay monthly fees. This marketing effort is conducted through an alliance with a consumer marketing partner.

       The Company's marketing strategy also includes building brand awareness and brand identity for its Personal Health Advisor(R), ASK-A-NURSE and Cancer HELPLINK products. The Company has an extensive promotional program that includes direct mail, advertising, and participation in industry conferences and trade shows.

ACQUISITION STRATEGY

       Since its management-led buyout of the ASK-A-NURSE business in 1988, Access Health has grown in part through strategic product and business acquisitions. These acquisitions include the buy-out of a joint venture partner in Cancer HELPLINK and the acquisition of the LIFE MATCH family of products from Baxter Health Care, Inc. They also include its acquisition of Informed Access and its acquisition of Clinical Reference Systems, Ltd, with its suite of health information and patient education software programs (see "Recent Developments"). In keeping with the Company's strategy to complement and expand the products and services it offers, the Company continues to evaluate products or businesses that may be acquired.

COMPETITION

       The market for the Company's products and services is highly and increasingly competitive. There are a number of competitors that offer products or services that compete with some or all of those offered by the Company. Existing and potential clients may also evaluate the Company's products or services against internally developed programs. Increased competition could result in pricing pressure and margin erosion. In its existing business and as the Company offers new products or services, or enters new markets, it may face increased competition from competitors, some of which may have substantially greater financial, marketing and technical resources than the Company. There can be no assurance that the Company will continue to compete successfully. While the Company cannot predict the effect of future competition, increased competition would adversely impact the Company's revenues and rate of growth and operating results, particularly if the Company encountered price competition.

GOVERNMENT REGULATION

       The health care industry is subject to extensive and evolving government regulation at both the Federal and state levels relating to many aspects of the Company's and its clients' businesses, including the provision of health care services, teleservicing, health care referral programs, and health maintenance organizations and other similar plans. These statutes and regulations in many cases predate the development of telephone-based health care information and other interstate transmission and communication of medical information and services. The language of certain of these statutes and regulations governing the provision of health care services, including the practice of nursing and the practice of medicine, could be construed by regulatory authorities to apply to certain of the Company's teleservicing activities, which use California, Illinois, Arizona and Colorado registered nurses to provide personal health management services such as nursing assessments and information regarding appropriate sources of care and treatment time frames. These statutes and regulations could also apply to certain activities of the Company's health service customers when operating the Company's programs. The Company has not been made, nor is it aware that any of its clients, nurse employees or any other organization providing out-of-state teleservicing have ever been made, the subject of such requirements by a regulatory authority. In addition, the language of the statutes and regulations governing health maintenance organizations and other plans that provide or arrange for the provision of health care services for a prepaid or periodic charge could be construed by regulatory authorities to apply to certain activities of the Company that are provided on a per-member, per-month basis. The Company has not been made, nor is it aware that any other company providing out-of-state teleservicing has ever been made, the subject of such requirements by a regulatory authority. However, if regulators seek to enforce any of the foregoing statutory and regulatory requirements, the Company, its employees and/or its clients could be required to obtain additional licenses or registrations, to modify or curtail the operation of the Company's programs, to modify the method of payment for the Company's programs, or to pay fines or incur other penalties.

       The payment of remuneration to induce the referral of health care business has been a subject of increasing governmental and regulatory focus in recent years. Section 1128B(b) of the Social Security Act (sometimes referred to as the "Federal anti-kickback statute") provides criminal penalties for individuals or entities that knowingly and willfully offer, pay, solicit or receive remuneration in order to induce referrals for items or services for which payment may be made under the Medicare and Medicaid programs and certain other government-funded programs. The Social Security Act provides authority to the Office of the

Inspector General through civil proceedings to exclude an individual or entity from participation in the Medicare and state health programs if it is determined any such party has violated Section 1128B(b) of the Social Security Act. Regulations have been promulgated specifying certain payment practices which will not be subject to criminal prosecution or civil exclusion. These regulations, commonly referred to as the "safe harbor" regulations, do not expand the scope of the Federal anti-kickback statute, and the fact that a business arrangement does not fit within a safe harbor does not mean the business arrangement violates the Federal anti-kickback statute. The Company's business meets most, but not all, of the requirements of the safe harbor for referral services. A number of states in which the Company operates have anti-kickback statutes similar to the Federal statute as well as statutory and regulatory requirements governing referral agencies and regulating franchising and business opportunity ventures. In addition, the Federal government and a number of states have enacted statutes which contain outright prohibitions on referrals for specified services which are made by referring providers who have an ownership interest in, or compensation arrangement with, the entity to which the referral is made. If the Company or the use of its products and services were to be found in violation of such statutes, the Company or its clients could be required to modify or curtail the operation of the Company's programs, or to pay fines or incur other penalties, and the Company's clients could be excluded from participation in the Medicare and Medicaid programs and could be precluded from charging fees and obtaining reimbursement for specified services.

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

RISK MANAGEMENT

       In recent years, participants in the health care industry, including physicians, nurses and other health care professionals, have been subject to an increasing number of lawsuits alleging malpractice, product liability and related legal theories, many of which involve large claims and significant defense costs. Due to the nature of its business, the Company could become involved in litigation regarding the telephone information given by its registered nurses or those of its licensees or the health care information provided under the Company's other products and services with the risk of adverse publicity, significant defense costs and substantial damage awards. The Company has established policies and procedures that limit the information provided by its registered nurses to that contained in its protocols and in other approved reference sources. In connection with its teleservices operations, the Company has a quality assurance program that includes real-time audits of calls and post call reviews to monitor compliance with established policies and procedures. Generally, clients review and approve the Company's protocols and guidelines prior to program implementation and do not modify them without medical approval. To date, the Company has not been the subject of any claim involving either its clinical assessment systems, the operation of its teleservicing centers, or the operation by hospital clients of on-site call centers or its other products and services. However, there can be no assurance that claims will not be brought against the Company. Even if such claims ultimately prove to be without merit, defending against them can be time consuming and expensive, and any adverse publicity associated with such claims could have a material adverse effect on the Company.

       While the Company maintains professional liability insurance, there can be no assurance that claims in excess of the Company's insurance coverage will not arise or that all claims would be covered by such insurance. In addition, although the Company has not experienced difficulty in obtaining insurance coverage in the past, the Company expects to seek increased insurance coverage as its business grows. There can be no assurance that the Company will be able to maintain existing insurance coverage or obtain increased coverage on acceptable terms or at all.

INTELLECTUAL PROPERTY.

       The Company regards its software, clinical nursing assessment protocols and marketing and program operation materials as proprietary and attempts to protect its intellectual property with copyrights, trademarks, trade secret laws and restrictions on disclosure, copying and transferring title. Although the Company holds no patents directly, Informed Access holds one issued United States patent which covers a number of inventions, including the structure, use and process of its clinical decision architecture ("CDA") and clinical database and certain capabilities of the provider profiler product. There can be no assurance that competitors, some of which have substantial resources and have made substantial investments in competing technologies, will not seek to apply for and obtain patents that will prevent, limit or interfere with the Company's ability to make, use or sell its products either in the United States on in international markets. Furthermore, the laws of certain foreign countries do not protect the Company's intellectual property rights to the same extent as do the laws of the United States. Litigation or regulatory proceedings, which could result in substantial cost and uncertainty to the Company may also be necessary to enforce the Company's intellectual property rights or to determine the scope and validity of other parties' proprietary rights. It is also possible that the Company may need to acquire licenses to, or contest the validity of, issued or pending patents of third parties relating to the Company's technology. There can be no assurance that any of such licenses would be made available to the Company on acceptable terms, if at all, or that the Company, if it were to contest the validity of any issued or pending patents, would prevail. In addition, the Company could incur substantial costs in defending itself in suits brought against the Company on its patents or in bringing suits against third parties to enforce the Company's proprietary rights including patents. The Company also relies on copyright, trademarks, trade secret laws and restrictions on disclosure, copying and transferring title. Despite the Company's precautions, it may be possible for unauthorized third parties to copy aspects of the Company's products or to obtain and use information that the Company regards as proprietary. Existing copyright laws afford only limited practical protection. In addition, the laws of some foreign countries do not protect the Company's proprietary rights to the same extent as do the laws of the United States, which could be a factor if the Company expands into markets outside the United States.

EMPLOYEES

       As of September 30, 1996, the Company had 396 full-time and 113 part-time employees, including 207 registered nurses. With the addition of Informed Access and CRS in November 1996, as of December 16, 1996, the Company had approximately 576 full-time and 143 part-time employees, including approximately 317 registered nurses. None of the Company's employees is covered by a collective bargaining agreement, and the Company believes that its relations with its employees are good.

PHYSICIAN ADVISORS

       The Company's medical affairs are directed by Jeremy J. Nobel, M.D., Senior Vice President for Medical Affairs. He is supported by two full-time MD employees - Steve Silverstein, MD, board certified in internal medicine and emergency medicine, and Maury Gloster, MD, board certified in internal medicine. In addition, the Company has entered into consulting arrangements with other physicians who are recognized clinical experts. These physician consultants help the Company in setting direction and strategy for clinical activities, developing and assuring the quality of clinical nursing assessment protocols, responding to new and emerging medical information, developing new clinical applications, and providing consulting services to client medical directors. The Company's medical advisors are as follows:

       Charles A. Coltman, Jr., M.D., Member of the Cancer HELPLINK Physician Advisory Council. Dr. Coltman is Professor of Medicine at the University of Texas Health Science Center and the Director of the San Antonio Cancer Institute. He is President and CEO of the Cancer and Research Center, Chairman of the Southwest Oncology Group, the largest cancer clinical trials group in the U.S., and has received numerous citations for his research in cancer control and the treatment of leukemias, lymphomas, and Hodgkin's Disease.

       W. David Dawdy, M.D., serves as a pediatric consultant for Access Health and is a practicing pediatrician. In addition, he is a Clinical Assistant Professor of Pediatrics of Ohio State University and serves as the Pediatric Director of the University ASK-A-NURSE program. He is active in numerous local and state organizations and committees involved with education for medical residents.

       Robert W. Derlet, M.D., Medical Advisor for the Clinical Assessment Systems and Clinical Outcomes for ASK-A-NURSE and Personal Health Advisor. Dr. Derlet is an Associate Clinical Professor and Chief of Emergency Medicine at the University of California at Davis Medical Center. He is board-certified in emergency medicine and internal medicine. Dr. Derlet has conducted research and authored several publications dealing with re-directing emergency department patients to more appropriate levels of care within the health care delivery system.

       G. Denman Hammond, M.D., Cancer HELPLINK National Medical Director and Chairman of the Cancer HELPLINK Physician Advisory Council. Dr. Hammond is Associate Vice President for Health Affairs and Professor of Pediatrics at the University of Southern California. He is Chairman of the National Cancer Institute-sponsored Children's Cancer Study Group and a leading authority on the blood disorders and cancers of infants and children. Dr. Hammond has authored or co-authored over 200 scientific manuscripts, books and book chapters.

       The Company's medical advisors receive an annual retainer and consult with the Company on a periodic basis. Dr. Dawdy and Dr. Derlet typically devote approximately one to four days per month to Company matters, and the other medical advisors typically devote approximately one day per quarter to the Company's matters.

------------------
*-- This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations. Investors are strongly encouraged to review the section entitled "Risk Factors that May Affect Future Operating Performance."

ITEM 2.  PROPERTIES

       The Company's corporate offices and largest call center facility are located in two buildings in Rancho Cordova, California, and comprise 53,892 square feet subject to a lease that expires in November 2001, and 17,441 square feet subject to a lease that expires in March 1999, respectively. In addition, the Company has lease agreements for operational facilities in three other cities, of which one is for an 8,374 square foot call center facility in Arlington Heights, Illinois and expires in September 1998, one is for a 14,671 square foot call center facility in Phoenix, Arizona and expires in September 2001, and one is for a 7,256 square foot regional sales and account management office in Boston, Massachusetts and expires in September 2002. The Company's Broomfield, Colorado call center is located in a 33,000 square foot facility pursuant to a lease which expires in June 1998 with an option to extend to June 1999. The Company also leases a 20,825 square foot facility in Boulder, Colorado pursuant to a lease which expires in December 1999. A backup call center occupies approximately 11,571 square feet and the balance of the space is subleased to a third party. The Company believes that its facilities are adequate for its business as presently operated.

ITEM 3.  LEGAL PROCEEDINGS

       Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       Not Applicable.

                                     PART II


ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      The Company's Common Stock is traded on the Nasdaq National Market under the symbol "ACCS". The following table sets forth, for the periods indicated, the range of the low and high sales prices for the Company's Common Stock as reported on the Nasdaq National Market beginning in fiscal year 1995*.

                                             HIGH      LOW
                                           --------   ------
 Fiscal 1995:
   First Quarter........................  $14 59/64  $ 9 59/64
   Second Quarter.......................   13 21/64    9 1/2
   Third Quarter........................   14 5/64    10 1/4
   Fourth Quarter.......................   19 1/2     12 27/64
 Fiscal 1996:
   First Quarter........................   30 21/64   13 53/64
   Second Quarter.......................   44         27 1/2
   Third Quarter........................   65 1/2     38 3/4
   Fourth Quarter.......................   59 1/4     38
 Fiscal 1997:
   First Quarter (through December 6,
    1996)...............................   56 1/4   30 1/2

     As of December 16, 1996, there were approximately 424 holders of record of the Common Stock. On December 16, 1996, the last reported sale price on the Nasdaq National Market for the Common Stock was $45.75. The market for the Company's Common Stock is highly volatile. See "Risk Factors that May Affect Future Operating Performance--Volatility of Stock Price."

     The Company has not declared or paid any cash dividends on its Common Stock. The Company presently intends to retain earnings for use in its business and therefore does not anticipate paying cash dividends in the foreseeable future.

-------------
* -- The prices shown prior to February 29, 1996 have been adjusted to reflect a three-for-two stock split effected in the form of a stock dividend as of that date.

ITEM 6.  SELECTED FINANCIAL DATA

                      SELECTED CONSOLIDATED FINANCIAL DATA
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

The selected consolidated financial data at September 30, 1995 and 1996 and for the years ended September 30, 1994, 1995 and 1996 have been derived from the audited consolidated financial statements and should be read in conjunction with such consolidated financial statements and notes thereto, which are included herein. The consolidated financial data at September 30, 1992, 1993 and 1994 and for the years ended September 30, 1992 and 1993 have been derived from audited consolidated financial statements not included herein.

                                                         Years ended September 30,
                                           ---------------------------------------------------------
                                             1992        1993        1994        1995        1996
                                           ---------   ---------   ---------   ---------   ---------
Revenues:
       Personal health management
        services........................    $     -     $   585     $ 2,912     $20,207     $52,026
       Health systems services..........     12,399      15,697      13,443      11,346      10,047
                                            -------     -------     -------     -------     -------
           Total commercial revenues....     12,399      16,282      16,355      31,553      62,073
       Development program with related
        party...........................          -       2,197       2,274           -           -
                                            -------     -------     -------     -------     -------
            Total revenues..............     12,399      18,479      18,629      31,553      62,073

Costs and expenses:
       Cost of revenues:
            Personal health management
             services...................          -         450       3,493      13,214      26,349
            Health systems services.....      6,798       8,504       9,248       7,498       6,773
       Product and other development....         99       1,051       1,085       1,708       3,841
       Development program..............          -       2,455       2,541           -           -
       Sales and marketing..............      2,356       2,467       3,767       3,651       6,766
       General and administrative.......      1,235       1,912       2,602       3,456       6,255
                                            -------     -------     -------     -------     -------
            Total costs and expenses....     10,488      16,839      22,736      29,527      49,984
                                            -------     -------     -------     -------     -------

Income (loss) from operations...........      1,911       1,640      (4,107)      2,026      12,089

Non-operating income (expense):
       Interest and other income........        618         586         612         661       1,490
       Interest expense.................       (265)       (228)       (153)        (91)        (37)
                                            -------     -------     -------     -------     -------
Income (loss) before income taxes.......      2,264       1,998      (3,648)      2,596      13,542
Provision (credit) for income taxes.....        905         724      (1,352)      1,056       5,417
                                            -------     -------     -------     -------     -------

Net income (loss).......................    $ 1,359     $ 1,274     $(2,296)    $ 1,540     $ 8,125
                                            =======     =======     =======     =======     =======

Net income (loss) per share(1)..........    $  0.16     $  0.13     $ (0.24)    $  0.14     $  0.61
                                            =======     =======     =======     =======     =======

Shares used in per share calculations(1)      8,429       9,515       9,456      11,145      13,340
                                            =======     =======     =======     =======     =======
                                                                September 30,
                                            -------------------------------------------------------
                                             1992        1993        1994        1995        1996
                                            -------     -------     -------     -------     -------
Balance Sheet Data:
       Total assets.....................    $20,812     $24,206     $25,875     $31,129     $78,831
       Working capital..................     11,716      11,568      10,216      10,243      40,927
       Long-term debt...................        881       1,039         690         398           -
       Stockholders' equity.............     15,689      17,679      19,467      22,030      64,431

------------
(1) Shares used in per share calculations have been adjusted for the Company's three-for-two stock split.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS WHICH INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THE RESULTS ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS SET FORTH HEREUNDER.

General
-------

The Company is a leading provider of personal health management products and services to the health care industry. The Company was founded in 1987 and until 1993 primarily provided consumer health care information products and services designed to help hospitals and other health care providers market their services. Beginning in 1993, the Company changed its focus to developing and marketing personal health management products and services to health plans and payors. In connection with the transition, the Company incurred significant development expenses for its Personal Health Advisor ("PHA") product, including expenses for the hiring and training of personnel, capacity expansion and sales and marketing programs. Because revenues from personal health management services were not sufficient to cover start-up expenses, the Company's gross margins decreased and operating losses were sustained in the third and fourth quarters of fiscal 1994 and the first quarter of fiscal 1995. The Company returned to profitability in the second quarter of fiscal 1995 and has achieved increased profitability each quarter since as additional members have been enrolled in PHA and gross margins improved.

Personal health management services. The Company's primary personal health management product, Personal Health Advisor, is designed to generate recurring revenues through a fee structure that is based on per-member per-month fees. Revenues are generated principally from the Company's PHA contracts. Managed care organizations, health plans and large self-insured employers purchase PHA for use by their members or employees in order to reduce unnecessary health care utilization, improve member satisfaction and lower health care costs. The Company also earns fees for providing member communications services to its customers.

Health systems services. The Company also markets a line of personal health management products and services to hospitals and other health care providers. Those products include the ASK-A-NURSE family of products, Cancer HELPLINK, Access Care Management System ("ACMS") and the LIFE MATCH family of products. The Company's revenues from these products include license implementation fees as well as on-going fees for program support, teleservices, and direct marketing activities.

Mergers with Informed Access Systems, Inc. and Clinical Reference Systems, Inc. During November 1996, the Company completed mergers with Informed Access Systems ("Informed Access"), in exchange for 5,375,000 shares of Access Health, Inc. common stock (including 4,778,317 shares issued to Informed Access shareholders and 596,683 shares reserved for future grant to Informed Access option holders) and Clinical Reference Systems, LTD ("CRS"), in exchange for 170,000 issued shares of Access Health, Inc. common stock. Both transactions were accounted for as pooling-of-interests.

Informed Access was founded in 1992 and is a leading provider of health care coordination products and services to the health care industry. Informed Access' primary clients are major managed health care providers including health maintenance organizations (HMO's), preferred provider organizations (PPO's), indemnity insurers, integrated delivery systems and physician groups. CRS develops and markets patient education software products that enable health care providers to produce easy-to-read handouts on a variety of medical and drug topics. "Management's Discussion and Analysis of Financial Condition and Results of Operations" does not include the results of operations of Informed Access.

The following shows the components of the Company's consolidated statements of operations as a percentage of total revenues:


                                             1994      1995     1996
                                        ----------------------------
Revenues:
 Personal health management services....      15.6%    64.0%    83.8%
 Health systems services................      72.2     36.0     16.2
                                             -----    -----    -----
     Total commercial revenues..........      87.8    100.0    100.0
 Development program with related party.      12.2        -        -
                                             -----    -----    -----
  Total revenues........................     100.0    100.0    100.0

Costs and expenses:
 Cost of revenues:
  Personal health management services...      18.8     41.9     42.4
  Health systems services...............      49.6     23.8     10.9
 Product and other development..........       5.8      5.4      6.2
 Development program....................      13.6        -        -
 Sales and marketing....................      20.2     11.6     10.9
 General and administrative.............      14.0     10.9     10.1
                                             -----    -----    -----
  Total costs and expenses..............     122.0     93.6     80.5
                                             -----    -----    -----

Income (loss) from operations...........     (22.0)     6.4     19.5
Interest and other income, net..........       2.4      1.8      2.3
                                             -----    -----    -----
Income (loss) before income taxes.......     (19.6)     8.2     21.8
Provision (credit) for income taxes.....      (7.4)     3.3      8.7
                                             -----    -----    -----

Net income (loss).......................     (12.2)%    4.9%    13.1%
                                             =====    =====    =====

Gross margins by product line:
 Personal health management services....     (20.0)%   34.6 %   49.4 %
 Health systems services................      31.2 %   33.9 %   32.6 %

Results of Operations
---------------------

Commercial revenues. Commercial revenues consist of revenues from personal health management services, and health systems services. Commercial revenues increased from $16.4 million in fiscal 1994 to $31.6 million in fiscal 1995 and to $62.1 million in fiscal 1996.

Revenues from personal health management services increased from $2.9 million in fiscal 1994 to $20.2 million in fiscal 1995 and to $52.0 million in fiscal
1996 because the number of members enrolled under the Company's PHA contracts increased during these periods. As of September 30, 1996, approximately 10.8 million members were enrolled in PHA, compared to approximately 4.3 million enrolled as of September 30, 1995 and 480,000 enrolled as of September 30, 1994. Revenue from PHA contracts is recognized ratably on a per-member per-month basis and commences upon the enrollment of members.

Revenues from health systems services decreased from $13.4 million in fiscal 1994 to $11.3 million in fiscal 1995 and to $10.0 million in fiscal 1996. Health systems services revenues include licensing implementations, program support, and teleservicing activities. Revenues from licensing implementations decreased from $1.2 million in fiscal 1994 to $0.8 million in fiscal 1995 and to $0.4 million in fiscal 1996. The decrease is due to changes taking place in the hospital industry and the Company's shift from one-time license implementation fees to recurring per-member per-month fees. Program support services revenues increased from $5.6 million in fiscal 1994 to $6.1 million in fiscal 1995 and 1996 primarily because of sales of ACMS to hospital clients. Teleservicing revenues decreased from $6.6 million in fiscal 1994 to $4.3 million in fiscal 1995 and $3.5 million in fiscal 1996 due to discontinuation of certain ASK-A-NURSE teleservices contracts. The Company expects that revenues from health systems services will continue to decline as a percentage of the Company's total revenues and will likely continue to decline in absolute dollars.*

Revenues from development program with related party. During fiscal 1993 the Company entered into an agreement with Personal Health Management, L.P. ("PHMLP") which provided funding of up to $5 million for the development of PHA, including expanded delivery capability and related marketing programs for the managed care industry. Revenues from the development program consist of amounts recognized pursuant to this agreement. In fiscal 1994, the Company recognized $2.3 million in revenues and incurred $2.5 million in expenses related to the development program. The development program ended during the second quarter of fiscal 1994. In May 1994, the Company exercised its option to acquire the rights to the PHA product.

Cost of revenues. The cost of personal health management services revenues includes the costs of operating the Company's services centers, on-going client consultation and charges for providing PHA member communications services. The gross margin percentages for personal health management services were (20.0)%, 34.6% and 49.4% for fiscal 1994, 1995 and 1996, respectively. Gross margin for personal health management services was negative in fiscal 1994 reflecting costs of staffing and additional facilities to expand call center capacity, and improved from 1994 to 1995 and 1996 due to the growth in PHA enrollment, as previously discussed.

The cost of health systems services revenues includes the costs of license implementations, operating call processing, on-going client consultation, annual users' conferences, advertising materials, and other support services for ASK-A-NURSE, Cancer HELPLINK, ACMS and LIFE MATCH licensees. The gross margin percentages for health system services were 31.2%, and 33.9% and 32.6% for fiscal 1994, 1995 and 1996, respectively. Fluctuations in gross margin from fiscal 1994 to fiscal 1995 and 1996 are the result of changes in the mix of product and services sales with varying margins.

Product and other development expenses. Product and other development expenses totaled $1.1 million in 1994, $1.7 million in 1995 and $3.8 million in fiscal 1996. These costs related to enhancements of the Company's call center systems and clinical protocols. Beginning in fiscal 1996, product development also included development of new disease management products and PHA Online. Product and other development expenses will increase in fiscal 1997 as the Company continues to make investments in personal health management products and could also increase as a percentage of revenues.*

Development program expenses. Development program expenses incurred in fiscal 1994 were associated with the development and marketing of PHA products and services and the operation of pilot programs. These expenses were principally funded by revenues received from the development agreement with PHMLP. The agreement terminated in May 1994 when the Company exercised its option to acquire the rights to the PHA product.

Sales and marketing expenses. Sales and marketing expenses for the first half of fiscal 1994 were related primarily to health systems services products. Sales and marketing expenses for the second half of fiscal 1994, 1995 and 1996 consist of expenses related to both the personal health management and health systems services products. Sales and marketing expenses as a percentage of revenues were 20.2%, 11.6% and 10.9% in fiscal 1994, 1995 and 1996, respectively. During the first six months of fiscal 1994, most of the sales and marketing expenses for PHA were included in development program expenses. Sales and marketing expenses in fiscal 1995 decreased from fiscal 1994 because the Company shifted its sales and marketing emphasis to its managed care products in mid-1994 which included the development and implementation of a major advertising program related to the commercial introduction of PHA during the third quarter of fiscal 1994. Increased sales and marketing expenses from fiscal 1995 to fiscal 1996 reflected higher levels of lead generation activity, expansion of the sales team and increased sales commissions related to the increase in revenues for PHA. Sales and marketing expenses declined as a percentage of revenues in fiscal 1995 and 1996 due to the growth in personal health management services revenues previously discussed.

Sales and marketing expenses will likely increase in fiscal 1997 as a percentage of revenues as the Company continues to pursue its strategy of building brand awareness for its personal health management products.*

General and administrative expenses. General and administrative expenses were $2.6 million, or 14.0% of revenues in fiscal 1994, $3.5 million, or 10.9% of revenues in fiscal 1995 and increased to $6.3 million or 10.1% of revenues, in fiscal 1996. The increase from 1994 through 1996 reflects increased expenses for management information systems and additional finance, human resources and executive level personnel.

Not included in fiscal 1996 results are transaction and integration costs related to the mergers with Informed Access and CRS, which were consummated in November 1996, and are expected to be expensed in the first quarter of fiscal year 1997.*

Income (loss) from operations. Operating income (loss) increased from a loss of ($4.1) million in fiscal 1994 to income of $2.0 million in fiscal 1995 and $12.1 million in fiscal 1996. The loss from operations in fiscal 1994 can be attributed primarily to significant investments made by the Company to develop and market its personal health management services. The return to profitability in fiscal 1995 and the increase in profitability in fiscal 1996 are due to economies of scale associated with the increased enrollment in PHA.

Non-operating income (expense). The Company generates interest and other income from cash balances and from interest imputed on licenses receivable due after one year. Interest and other income increased from $612,000 in fiscal 1994 to $661,000 in fiscal 1995 and to $1.5 million in fiscal 1996 primarily as a result of increases in interest income earned on cash and short-term investments.

Income taxes. The Company recorded an income tax benefit of $1.4 million in 1994 and income tax provisions of $1.1 million and $5.4 million in fiscal 1995 and 1996, respectively. The Company's effective income tax rate was 41% in 1995 and 40% in fiscal 1996.

Effects of inflation and changing prices. Inflation and changing prices have not had a material effect on the Company's operations and, at current levels, are not expected to in future years.


Liquidity and Capital Resources
-------------------------------

Cash provided by operations was $317,000 for fiscal 1994, $7.8 million for fiscal 1995 and $12.6 million for fiscal 1996. As of September 30, 1996 the Company held cash and equivalents and available-for-sale securities totaling $39.8 million.

Accounts and licenses receivable increased from $6.2 million in fiscal 1994 to $6.5 million in fiscal 1995 and to $11.0 million in fiscal 1996 primarily as a result of increased revenue from PHA contracts.

In fiscal 1994, 1995 and 1996 the Company used cash and equivalents to invest in short-term investments. In fiscal 1994, 1995 and 1996 the Company also used cash and equivalents to support additions to property and equipment and the payment of long-term debt. During fiscal 1995 and 1996 the Company made significant additions to property and equipment to expand its call center operations. During April 1996, the

Company invested $5.0 million in America's Health Network, L. P. ("AHN"), a new 24-hour, 7 day a week cable television channel devoted to consumer health care information. The Company is a limited partner in AHN. The Company is required to invest an additional $5 million in AHN in January 1997 if AHN achieves certain operating performance milestones by December 31, 1996. The Company also may elect to invest an additional $5 million in AHN during January 1997.

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

During October 1995, the Company repaid all long term debt, including loans and capital leases. Based on prevailing interest rates, cash flow requirements and other factors, the Company will, from time to time, evaluate the possibility of incurring additional debt.

The Company expects to spend approximately $5.0 million to purchase capital equipment and computer software in fiscal 1997 to expand its call centers. The Company could increase its expenditures for call center expansion in fiscal 1997 depending on the timing and extent of increases in member enrollment.*

The fiscal 1997 planned operations of Informed Access and CRS are not expected to require the consumption of significant capital resources.* Informed Access expects to spend approximately $2.0 million to purchase capital equipment and computer software in fiscal 1997 to expand its operations and is expected to generate cash from operations.*

The Company believes its current capital resources are adequate to fund cash needs for anticipated operating levels for at least the next twelve months.* The Company also may use capital resources in connection with business expansion that may include the acquisition of complementary product lines or businesses during fiscal 1997 or beyond.*

--------------
*-- This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations. Investors are strongly encouraged to review the section entitled "Risk Factors that May Affect Future Operating Performance."

Risk Factors That May Affect Future Operating Performance
---------------------------------------------------------

Ability to Secure Additional Contracts and Expand and Retain Existing Contracts. The Company's ability to increase revenues and profitability is largely dependent on the Company's ability to secure additional PHA contracts and to retain and expand existing PHA contracts. In addition, the Company's revenues are affected by the timing of member enrollment under new contracts. The Company could be adversely affected by the termination or non-renewal of any of the Company's contracts, or by renegotiation of the terms of contracts, particularly if the affected contracts cover a large number of members or represent a significant portion of the Company's health systems services revenue. In June 1995, the Company renegotiated a PHA contract which reduced the number of members and during fiscal 1995 renegotiated two health systems services contracts. Any factors adversely affecting the market for the PHA product or the health system services products, including factors outside of the Company's control, such as adverse publicity or government regulatory action, would have a material adverse effect on the Company.

Dependence on Principal Customers. The Company's PHA contracts cover members ranging from approximately 3,000 members to 2.2 million members per contract and include one contract for 2.2 million members, one contract for 2.0 million members, one contract for 1.6 million members, one contract for 1.3 million members and one contract for 1.0 million members. In fiscal 1996, the Company's three largest customers accounted for approximately 16.8%, 12.0%, and 11.6% of the Company's total revenues and the Company's top five customers, in the aggregate, accounted for approximately 56.2% of the Company's total revenues. After an initial term of approximately one to four years, contracts generally can be terminated upon 60 to 180 days notice to the Company. Two of the three largest contracts are up for renewal in fiscal 1997, and the third in fiscal 1998. The Company's contracts could also be subject to early termination by its customers if the Company were not in compliance with any applicable government regulation. The termination, non-renewal or renegotiation of any of such agreements could have a material adverse effect on the Company's operating results. See "Government Regulation."

Uncertainty of Future Operating Results. During fiscal 1994 the Company incurred significant expenses related to the start-up of its PHA product, including the hiring and training of personnel and the expansion of infrastructure and sales and marketing programs. Because revenues from PHA were not sufficient to cover these start-up expenses, operating losses were sustained in fiscal 1994 and the first quarter of fiscal 1995. The Company returned to profitability in the second quarter of fiscal 1995 and achieved increased profitability in each quarter thereafter as additional members were enrolled in PHA. There can be no assurance that the Company's revenues and profitability will continue to increase during fiscal 1997 and beyond. The Company expects to record merger transaction and integration charges during the first quarter of fiscal 1997. In addition, the Company will incur significantly increased sales, marketing and promotional expenses during fiscal 1997, and may devote additional resources to the further development of PHA or other new products. To the extent that the Company incurs increased expenses, the Company's operating results will be adversely affected unless revenues and operating margins increase sufficiently to offset such expenditures. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Competition. The market for the Company's products and services is highly and increasingly competitive. There are a number of competitors that offer products or services that compete with some or all of those offered by the Company. Existing and potential clients may also evaluate the Company's products or services against internally developed programs. Increased competition could result in pricing pressure and margin erosion. In its existing business and as the Company offers new products or services, or enters new markets, it may face increased competition from competitors, some of which may have substantially greater financial, marketing and technical resources than the Company. There can be no assurance that the Company will continue to compete successfully. While the Company cannot predict the effect of future competition, increased competition would adversely impact the Company's revenues and rate of growth and operating results, particularly if the Company encountered price competition.

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

Call Center Operations. After the completion of the merger with Informed Access, the Company maintains member service and data centers ("call centers") in Rancho Cordova, California; Chicago, Illinois; Broomfield, Colorado; and Phoenix, Arizona. The Company's operations depend on the adequate functioning of the computer and telephone systems in its call centers. Although the Company has taken precautions to provide for power, computer, and telephone systems redundancy, there can be no assurance that a fire or other disaster affecting the centers or an equipment failure would not disable the Company's systems for a significant period of time. Any significant damage to the Company's facilities or an equipment failure could have a material adverse effect on the Company's results of operations.

Management of Growth. The Company has experienced rapid growth in recent years. Continued rapid growth may place a significant strain on the Company's management, telecommunications systems, operational infrastructure, working capital and financial and management control systems. In order for the Company to manage its client base successfully, management will be required to anticipate the changing demands of their growing operations and to adopt systems and procedures accordingly. Failure to effectively implement or maintain such systems and controls could adversely affect the Company's business, results of operation and financial condition. Further, there can be no assurance that the Company's current information systems, telecommunications systems and operational infrastructure will be adequate for its future needs, or that Access Health will be successful in implementing new systems. Failure to upgrade its information systems, telecommunications systems and operational infrastructure or unexpected difficulties encountered with these systems during expansion could adversely affect the Company's business, financial condition and results of operations.

Acquisition-Related Risks.   The Company has grown in substantial part through
mergers and acquisitions. The process of integrating an acquired company's business into the Company's operations may result in unforeseen operating difficulties and expenditures and may absorb significant management attention that would otherwise be available for the ongoing development of the Company's business. Moreover, there can be no assurance that the anticipated benefits of an acquisition will be realized. The Company intends to evaluate acquisitions of complementary product lines and businesses as part of its business strategy. Future acquisitions by the Company may result in potentially dilutive issuances of equity securities, the use of the Company's cash resources, the incurrence of additional debt and increased goodwill, intangible assets and amortization expense which could negatively impact the Company's profitability. In addition, acquisitions involve numerous risks, including difficulties in the assimilation of the operations and products of the acquired companies, the diversion of management's attention from other business concerns, risks of entering markets in which the Company has no or limited direct prior experience, and the potential loss of key employees of the acquired company. The inability of the Company's management to respond to changing business conditions effectively, including the changes associated with its acquired businesses and product lines, could have a material adverse effect on the Company's results of operations.

Uncertainties Relating to Integration of Operations.   The Company recently
consummated the acquisition of Informed Access Systems, Inc. and Clinical Reference Systems, Ltd. with the expectation that the mergers will result in beneficial synergies for the combined companies. Achieving the anticipated benefits of the mergers will depend in part upon whether the integration of the two companies' businesses with the Company is achieved in an efficient, effective and timely manner, and there can be no assurance that this will occur. The successful combination of the two companies with Access Health will require, among other things, the timely integration of the companies' respective product and service offerings, coordination of their respective sales and marketing and research and development efforts and integration of the companies' respective telecommunications systems with Access Health. The difficulties of such integration may be increased by the necessity of coordinating geographically separated organizations. There can be no assurance that integration will be accomplished smoothly, on time or successfully. Integrating the operations of the two companies with Access Health could have a material adverse effect of Access Health's business and future operating results. For example, the process could: (i) interrupt Access Health's business resulting in lower revenues or slower revenue growth and/or increased operating expenses or inability to obtain synergies; (ii) divert management attention; (iii) place further pressure on Access Health's officers; and (iv) result in additional administrative expense. Failure to effectively accomplish the integration of the two companies' operations with Access Health could have a material adverse effect on Access Health's business, results of operations and financial condition.

Key Employees and Management of Change. The Company's success depends on a limited number of key management employees, none of whom is subject to post-employment non-competition restrictions other than certain officers of Informed Access. The loss of the services of one or more of these employees could have a material adverse effect on the Company. The Company believes that its continued success also will depend in large part on its ability to attract and retain highly-skilled management, marketing, sales and nursing personnel. Competition for such personnel is intense, and there can be no assurance that the Company will be successful in attracting and retaining such personnel as necessary. Furthermore, the Company's ability to manage change and growth successfully will require the Company to continue to improve its management expertise as well as its financial systems and controls.

Volatility of Stock Price. The Company believes that factors such as announcements of developments related to the Company's business and operating results, including the signing or loss of a major contract, changes in market analyst estimates and recommendations for the Company's Common Stock, changes in government regulation and general conditions in the health care industry and the economy could cause the price of the Company's Common Stock to fluctuate, perhaps substantially. In addition, in recent years stock prices have experienced significant price fluctuations.

Government Regulation. The health care industry is subject to extensive and evolving government regulation at both the Federal and state levels relating to many aspects of the Company's and its clients' businesses in use of the Company's programs, including the provision of health care services, teleservicing, health care referral programs, and health maintenance organizations and other similar plans. These statutes and regulations in many cases predate the development of telephone-based health care information and other interstate transmission and communication of medical information and services. The literal language of certain of these statutes and regulations governing the provision of health care services, including the practice of nursing and the practice of medicine, could be construed by regulatory authorities to apply to certain of the Company's activities, including without limitation teleservicing activities which use California, Illinois, Arizona and Colorado registered nurses to provide out-of-state personal health management services such as nursing assessments and information regarding appropriate sources of care and treatment time frames. These statutes and regulations could also apply to certain activities of the Company's health service customers when operating the Company's programs. The Company has not been made, nor is it aware that any of its clients with respect to operation of the Company's programs, or its nurse employees or any other organization providing out-of-state teleservicing have ever been made, the subject of such requirements by a regulatory authority. In addition, the literal language of the statutes and regulations governing health maintenance organizations and other plans that provide or arrange for the provision of health care services for a prepaid or periodic charge could be construed by regulatory authorities to apply to certain activities of the Company that are provided on a per-member, per-month basis. The Company has not been made, nor is it aware that any other company providing out-of-state teleservicing has ever been made, the subject of such requirements by a regulatory authority. However, if regulators seek to enforce any of the foregoing statutory and regulatory requirements, the Company, its employees and/or its clients could be required to obtain additional licenses or registrations, to modify or curtail the operation of the Company's programs, to modify the method of payment for the Company's programs, or to pay fines or incur other penalties.

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

Risk Management. In recent years, participants in the health care industry, including physicians, nurses and other health care professionals, have been subject to an increasing number of lawsuits alleging malpractice, product liability and related legal theories, many of which involve large claims and significant defense costs. Due to the nature of its business, the Company could become involved in litigation regarding the telephone information given by its registered nurses or those of its licensees or the health care information provided under the Company's other products and services with the risk of adverse publicity, significant defense costs and substantial damage awards. The Company has established policies and procedures that limit the information provided by its registered nurses to that contained in its protocols and in other approved reference sources. In connection with its teleservices operations, the Company has a quality assurance program that includes real-time audits of calls and post call reviews to monitor compliance with established policies and procedures. Generally clients review and approve the Company's protocols and guidelines prior to program implementation and do not modify them without medical approval. To date, the Company has not been the subject of any claim involving either its clinical assessment systems, the operation of its teleservicing centers, or the operation by hospital clients of on-site call centers or its other products and services. However, there can be no assurance that claims will not be brought against the Company. Even if such claims ultimately prove to be without merit, defending against them can be time consuming and expensive, and any adverse publicity associated with such claims could have a material adverse effect on the Company.

Intellectual Property. The Company regards its software, clinical nursing assessment protocols and marketing and program operation materials as proprietary and attempts to protect its intellectual property with copyrights, trademarks, trade secret laws and restrictions on disclosure, copying and transferring title. Despite these precautions, it may be possible for unauthorized third parties to copy aspects of the Company's products or to obtain and use information that the Company regards as proprietary. The Company has no patents (other than held by Informed Access), and existing copyright laws afford only limited practical protection. In addition, the laws of some foreign countries do not protect the Company's proprietary rights to the same extent as do the laws of the United States, which could be a factor if the Company expands into markets outside the United States.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                            REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Access Health, Inc.

We have audited the accompanying consolidated balance sheets of Access Health, Inc. as of September 30, 1995 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended September 30, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14(a)1. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Access Health, Inc. at September 30, 1995 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



Sacramento, California                                         ERNST & YOUNG LLP
October 31, 1996,
  except for Note 8
  as to which the date
  is November 18, 1996

                                 Access Health, Inc.
                          Consolidated Balance Sheets
               (Dollars in thousands, except per share amounts)

                                              September 30,
                                        ----------------------
                                             1995       1996
                                        ----------- ----------
Assets:
 Current assets:
  Cash and equivalents..................    $ 6,523    $25,655
  Available-for-sale securities.........      5,172     14,126
  Accounts receivable, net of allowance
   for doubtful accounts of $528 ($400
   at September 30, 1995)...............      4,227     10,003
  Licenses receivable, net of allowance
   for doubtful accounts of $150 ($100
   at September 30, 1995)...............      1,525        786
  Income taxes receivable...............         84      1,917
  Prepaid expenses......................        914      1,775
  Other current assets..................        499      1,065
                                            -------    -------
   Total current assets.................     18,944     55,327
 Licenses receivable due after one year.        782        165
 Property and equipment, net............      6,571     14,469
 Purchased intangibles, net of
  accumulated amortization of $4,327
  ($3,735 at September 30, 1995)........      4,070      3,478
 Investment in AHN......................          -      5,000
 Other assets...........................        762        392
                                            -------    -------

                                            $31,129    $78,831
                                            =======    =======
Liabilities and Stockholders' Equity
 Current liabilities:
  Accounts payable......................    $ 2,127    $ 3,375
  Accrued payroll and related expenses..      1,737      2,944
  Other accrued expenses................      1,122      4,348
  Current portion of long-term debt.....        292          -
  Deferred revenues.....................      2,473      3,068
  Deferred income taxes.................        950        665
                                            -------    -------
   Total current liabilities............      8,701     14,400
 Long-term debt.........................        398          -
   Commitments and contingencies
   Stockholders' equity:
 Preferred stock, $.001 par value-
  5,000,000 shares authorized, no
  shares issued and outstanding........           -          -
 Common stock, $.001 par
  value-30,000,000 shares authorized,
  12,595,824 shares issued and
  outstanding (10,217,665 at September
  30, 1995)............................          10         13


 Additional paid-in capital............      19,429     53,702
 Retained earnings.....................       2,591     10,716
                                            -------    -------
   Total stockholders' equity...........     22,030     64,431
                                            -------    -------

                                            $31,129    $78,831
                                            =======    =======

                              See accompanying notes.

                              Access Health, Inc.
                     Consolidated Statements of Operations
                   (In thousands, except per share amounts)




                                               Years ended September 30,
                                        -----------------------------------
                                             1994        1995        1996
                                        ------------  ----------  ---------
Revenues:
 Personal health management services....    $ 2,912     $20,207     $52,026
 Health systems services................     13,443      11,346      10,047
                                            -------     -------     -------
     Total commercial revenues..........     16,355      31,553      62,073
 Development program with related party.      2,274           -           -
                                            -------     -------     -------
  Total revenues........................     18,629      31,553      62,073

Costs and expenses:
 Cost of revenues:
  Personal health management services...      3,493      13,214      26,349
  Health systems services...............      9,248       7,498       6,773
 Product and other development..........      1,085       1,708       3,841
 Development program....................      2,541           -           -
 Sales and marketing....................      3,767       3,651       6,766
 General and administrative.............      2,602       3,456       6,255
                                            -------     -------     -------
  Total costs and expenses..............     22,736      29,527      49,984
                                            -------     -------     -------

Income (loss) from operations...........     (4,107)      2,026      12,089

Non-operating income (expense):
 Interest and other income..............        612         661       1,490
 Interest expense.......................       (153)        (91)        (37)
                                            -------     -------     -------
Income (loss) before income taxes.......     (3,648)      2,596      13,542
Provision (credit) for income taxes.....     (1,352)      1,056       5,417
                                            -------     -------     -------

Net income (loss).......................    $(2,296)    $ 1,540     $ 8,125
                                            =======     =======     =======


Net income (loss) per share.............     $(0.24)      $0.14       $0.61
                                            =======     =======     =======


Shares used in per share calculations...      9,456      11,145      13,340
                                            =======     =======     =======


                              See accompanying notes.

                                  Access Health, Inc.
                Consolidated Statements of Stockholders' Equity
                 Years Ended September 30, 1994, 1995 and 1996
                     (In thousands, except share amounts)



                                        Common Stock        Additional                           Stockholder       Total
                                  ----------------------     Paid-in           Retained             Notes       Stockholders'
                                       Shares     Amount      Capital          Earnings           Receivable       Equity
                                  ------------  ---------  -----------      ---------------     -------------   ------------
Balance, September 30, 1993........   9,119,760      $ 9     $14,332            $ 3,347                 $(9)         $17,679

 Sale of common stock..............     198,975        -         570                 -                    -              570
 Issuance of common stock to
  purchase product.................     679,090        1       3,513                 -                    -            3,514
 Net loss..........................           -        -           -            (2,296)                   -           (2,296)
                                     ----------      ---     -------           -------                  ---          -------
Balance, September 30, 1994........   9,997,825       10      18,415             1,051                   (9)          19,467


 Sale of common stock..............     219,840        -         664                 -                    -              664
 Repayment of stockholder note
  receivable.......................           -        -           -                 -                    9                9
 Income tax benefit from exercise
  of stock options.................           -        -         350                 -                    -              350
 Net income........................           -        -           -             1,540                    -            1,540
                                     ----------      ---     -------           -------                  ---          -------
Balance, September 30, 1995........  10,217,665       10      19,429             2,591                    -           22,030

 Sale of common stock in
  secondary public offering........   1,500,000        2      29,503                 -                    -           29,505
 Sale of common stock upon
  exercise of warrants and options.     878,159        1       2,279                 -                    -            2,280


 Income tax benefit from exercise
  of stock options.................           -        -       2,491                 -                    -            2,491
 Net income........................           -        -           -             8,125                    -            8,125
                                     ----------      ---     -------           -------                  ---          -------

Balance, September 30, 1996........
                                     12,595,824      $13     $53,702           $10,716                  $ -          $64,431
                                     ==========      ===     =======           =======                  ===          =======

                                See accompanying notes.

                              Access Health, Inc.
                     Consolidated Statements of Cash Flows
                  Increase (Decrease) in Cash and Equivalents
                                (In thousands)


                                              Years ended September 30,
                                        ----------------------------------
                                             1994        1995       1996
                                        ------------  ----------  ----------
Cash flows from operating activities:
 Net income (loss)......................    $(2,296)   $ 1,540    $  8,125
 Adjustments to reconcile net income
  (loss) to cash provided by operations:
  Allowance for doubtful accounts.......        (62)       253         178
  Depreciation and amortization.........      1,441      1,863       3,639
  Deferred income taxes.................        166      1,115        (285)
  Changes in:
   Accounts and licenses receivable.....      1,540       (615)     (4,598)
   Income taxes receivable..............     (1,614)     1,530         658
   Prepaid expenses and other current
    assets..............................        495       (141)     (1,427)
   Accounts payable.....................        604        748       1,248
   Accrued payroll and related expenses.       (261)     1,100       1,207
   Other accrued expenses...............        563        322       3,226
   Deferred revenues....................       (259)       105         595
                                            -------     ------     -------
     Net cash provided by operating
      activities........................        317      7,820      12,566
                                            -------     ------     -------

Cash flows from investing activities:
 Purchases of available-for-sale
  securities............................     (4,009)    (6,919)    (33,259)
 Maturities of available-for-sale
  securities............................      1,500      4,256      24,305
 Purchase of property and equipment.....     (1,059)    (4,596)    (10,945)
 Investment in AHN......................          -          -      (5,000)
 (Increase) decrease in other assets....       (476)       (36)        370
                                            -------     ------     -------
     Net cash used by investing
      activities........................     (4,044)    (7,295)    (24,529)
                                            -------     ------     -------

Cash flows from financing activities:
 Payment of long-term debt..............       (767)      (349)       (690)
 Payment of stockholder note receivable.          -          9           -
 Sale of common stock...................        570        664      31,785
                                            -------     ------     -------
     Net cash provided (used) by
      financing activities..............       (197)       324      31,095
                                            -------     ------     -------

Net increase (decrease) in cash and
 equivalents............................     (3,924)       849      19,132
Cash and equivalents at beginning of
 year...................................      9,598      5,674       6,523
                                            -------     ------     -------

Cash and equivalents at end of year.....    $ 5,674    $ 6,523     $25,655
                                            =======    =======     =======


                            See accompanying notes.

                              ACCESS HEALTH, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1996

Note 1:  Summary of Significant Accounting Policies


Organization, Business and Principles of Consolidation

          These financial statements include the accounts of Access Health, Inc. and its wholly-owned subsidiaries. The consolidated entity is referred to herein as the Company. All intercompany accounts and transactions have been eliminated in consolidation.

          The Company develops, markets and supports personal health management programs which help managed care organizations, self-insured employers and hospitals manage consumer demand for health care services.

Revenue Recognition

          Commercial revenues include personal health management services, which consist of program membership and member communications fees from the Company's Personal Health Advisor contracts with managed care organizations, self-insured employers and hospitals. Commercial revenues also include health systems services, which consist of licensing and support revenues related to the Company's ASK-A-NURSE, Cancer HELPLINK, Access Care Management System, and LIFE MATCH products.

          Program membership fees from Personal Health Advisor contracts are recognized ratably in accordance with contract terms on the basis of per-member fees. Member communications fees are recognized upon the delivery of services.

          During fiscal 1994 and 1995, health system services license revenues from ASK-A-NURSE and Cancer HELPLINK were recognized when program implementation services were substantially completed and, effective at the beginning of fiscal 1996, are recognized ratably over the term of the contract. This modification resulted from changes in the terms of the Company's contracts with customers and had no material impact on the Company's consolidated financial statements. Revenues from ASK-A-NURSE and Cancer HELPLINK include the present value of contract installments, discounted at the prime rate (which ranged from 6% to 9% for the periods presented), plus 3%, that are billable more than one year after the license grant date. Licenses receivable due are $936,394, $84,623, $14,908 and $65,841 for 1997, 1998, 1999 and thereafter, respectively. LIFE MATCH software product licensing revenue is recognized partially upon delivery of the software, with the remainder deferred until installation and training services are complete.

          Health system services support revenues are comprised of ASK-A-NURSE and Cancer HELPLINK support revenue, LIFE MATCH software support revenue, direct marketing fees and teleservicing fees. Revenue from support contracts and software maintenance contracts is deferred when billed and recognized ratably over the contract term. Direct marketing fees are recognized upon the delivery of services. Teleservicing fees are recognized in accordance with contract terms on the basis of per-call fees or fees based on phone counselor staffing.

          In fiscal 1993, the Company entered into a development agreement which provided for the funding of specified development projects. Development program revenue was recognized pro rata as costs were incurred under the related agreement.

Cash Equivalents and Available-For-Sale Securities

          The Company invests its excess cash in high quality money market instruments and certain other investments. The Company considers highly liquid investments with maturities of three months or less to be cash equivalents. Available-for-sale securities are carried at amortized cost which approximated fair value as of September 30, 1996 and 1995 and are available to fund current operations.

Property and Equipment

          Property and equipment are stated at cost and consist of office furniture and equipment, computer equipment, leasehold improvements and computer software for internal use. Depreciation and amortization of furniture and equipment, computer equipment and leasehold improvements are provided on the straight-line basis over the useful lives of the respective assets or the lease term if shorter, which range from two to ten years. Computer software consists of the direct cost of internally-developed software and purchased software and is being amortized on the straight-line basis over an estimated useful life of four years.

Purchased Intangibles

          Purchased intangibles consist primarily of product rights and are being amortized on the straight line basis over three to ten years.

Investment in AHN

          In April, 1996, the Company invested $5.0 million in America's Health Network, L. P. ("AHN"), a new 24-hour 7 days a week cable television channel devoted to consumer health care information. The Company is a limited partner in AHN and the investment in AHN is accounted for using the cost method.

Concentrations of Credit Risk and Major Customers

          During fiscal 1996, sales to each of the Company's three largest customers were $10,446,000, $7,427,000 and $7,184,000, respectively. During fiscal 1995, sales to each of the Company's three largest customers were $6,438,000, $4,077,000 and $3,624,000.

          The Company's accounts and licenses receivable are primarily with companies in the health care and insurance industries. The Company believes that adequate provision for uncollectible accounts and licenses receivable has been made in the accompanying financial statements.

Stock Split

          On February 15, 1996, the Company effected a three-for-two stock split. All references in the accompanying financial statements to the number of capital shares and per-share amounts have been retroactively restated to reflect the stock split.


Net Income (Loss) per Share

          The Company's net income (loss) per share is based upon the weighted average number of shares of common stock outstanding. Common stock issuable upon the exercise of stock options and stock warrants has been included in the computation, to the extent dilutive, using the treasury stock method.

Income Taxes

          Deferred income tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws that are scheduled to be in effect when the differences are expected to reverse.

Stock Issued To Employees

          The Company accounts for its stock option plans and its employee stock purchase plan in accordance with the provisions of the Accounting Principles Board's Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB 25").
In 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" ("SFAS 123"). SFAS 123 provides an alternative to APB 25 and is effective for fiscal years beginning after December 15, 1995. The Company expects to continue to account for its stock plans in accordance with APB 25. Accordingly, SFAS 123 is not expected to have any material impact on the Company's financial position or results of operations.

Use of Estimates

          The preparation of financial statements in conformity with generally accepted accounting principals requires management to make estimates and assumptions. These estimates may affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Statement of Financial Accounting Standards No. 121

          In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS No. 121"), which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. SFAS No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company will adopt SFAS No. 121 in the first quarter of fiscal 1997 and, based on current circumstances, management believes the effect of adoption will not be material to the Company's consolidated financial position or results of operations.

Reclassifications

          Certain reclassifications have been made to amounts reported as of and for the years ended September 30, 1994 and 1995 to conform with the September 30, 1996 presentation.

Note 2:  Available-for-Sale Securities

     The following is a summary of available-for-sale securities as of September 30, 1995 and 1996 (in thousands):

                                             1995       1996
                                        ----------------------

U.S. government and municipal debt         $ 5,172    $ 23,789
 securities.............................
Corporate debt securities...............       525       6,451
Corporate and municipal bond funds......     2,500       9,526
                                           -------    --------
Total  debt securities..................     8,197      39,766
Less: amounts included in cash and
 equivalents............................    (3,025)    (25,640)
                                           -------    --------

                                           $ 5,172    $ 14,126
                                           =======    ========

     Realized and unrealized gains and losses on available-for-sale securities were immaterial as of and for the years ended September 30, 1995 and 1996.

     The amortized cost of debt securities at September 30, 1996, by contractual maturity, are shown below (in thousands). Expected maturities will differ from contractual maturities.

                  Less than 1 year.........   $33,572
                  1 to 5 years.............     6,194
                                              -------

                  Total  debt securities...   $39,766
                                              =======

Note 3:  Property and Equipment

     As of September 30, 1995 and 1996, property and equipment consisted of the following (in thousands):

                                      1995       1996
                                   --------   --------
Computer equipment...............   $ 6,477    $14,753
Office furniture and equipment...     1,761      2,946
Computer software................       767      1,835
Leasehold improvements...........       790      1,206
                                    -------    -------

                                      9,795     20,740
Less: accumulated depreciation...    (3,224)    (6,271)
                                    -------    -------

                                    $ 6,571    $14,469
                                    =======    =======

Note 4:  Long-Term Debt

     As of September 30, 1995, long-term debt consisted primarily of an installment note payable to a bank bearing interest at 7.36%, requiring monthly principal and interest payments of $21,502 through March, 1998.

     Interest paid during the years ended September 30, 1994, 1995 and 1996 was $181,907, $91,393 and $29,014, respectively.

     In May 1996, the Company signed a revolving credit agreement (the "Credit Agreement") with a bank under which the Company may borrow up to $3 million for qualifying equipment purchases. Interest on borrowings under the Credit Agreement accrues at the bank's prime rate plus 0.50% (aggregating 8.75% as of September 30, 1996) and is payable monthly. The Credit Agreement expires on May 1, 1997, at which time any outstanding balance will be due and payable. The Credit Agreement contains restrictive financial covenants which require the Company to maintain specified levels of tangible net worth and maintain specified minimum debt and earnings before interest and local taxes ratios. Borrowings under the Credit Agreement would be unsecured. The Company has no balances outstanding under the Credit Agreement at September 30, 1996.

Note 5:  Income Taxes

         The provision (credit) for income taxes consists of the following (in thousands):

                                           1994      1995     1996
                                      ----------- -------- --------
Federal:
   Current............................   $(1,518)   $   40   $4,461
   Deferred (prepaid).................       266       781     (669)
                                         -------    ------   ------

   Total federal......................    (1,252)      821    3,792
State:
   Current............................         -         6    1,591
   Deferred (prepaid).................      (100)      229       34
                                         -------    ------   ------

   Total state........................      (100)      235    1,625
                                         -------    ------   ------

Provision (credit) for income taxes...   $(1,352)   $1,056   $5,417
                                         =======    ======   ======


     The income tax provisions differ from the amount computed by applying the federal statutory income tax rate (34% in each year presented) to income (loss) before income taxes. A reconciliation to the statutory federal income tax rate is as follows:

                                            1994    1995    1996
                                        --------- ------- ------
Statutory federal income tax rate.......    (34%)     34%     35%
State income taxes, net of federal
 benefit................................     (2)       6       7
Tax exempt interest income..............     (3)       -      (2)
Other...................................      2        1       -
                                            ---       --      --

Effective income tax rate...............    (37%)     41%     40%
                                            ===       ==      ==

     Significant components of the Company's deferred income tax assets and liabilities at September 30, 1995 and 1996 are as follows (in thousands):

                                            1995     1996
                                        ------------------
Deferred income tax liabilities:
 Depreciation and amortization..........   $  331   $1,080
 Prepaid expenses.......................    2,550    2,354
                                           ------   ------

Total deferred income tax liabilities...    2,881    3,434
Deferred income tax assets:
 Amortization...........................        -      954
 Vacation accrual.......................      191      297
 Accrued expenses.......................      271      784
 State income taxes.....................       61      386
 Receivable allowances and reserves.....      213      288
 Alternative minimum tax credit.........      129        -
 Net operating loss.....................      623        -
 Stock compensation.....................      350        -
 Other..................................       93       60
                                           ------   ------

Total deferred income tax assets........    1,931    2,769
                                           ------   ------

Net deferred income tax liability.......   $  950   $  665
                                           ======   ======

     Income tax payments were $70,149, $49,715 and $4,908,900 for the years ended September 30, 1994, 1995 and 1996, respectively. The Company received income tax refunds of $426,564 and $1,629,658 during the years ended September 30, 1994 and 1995, respectively.

     The Company's income tax returns for fiscal years ended September 30, 1989, 1990 and 1994 are currently under examination by the Internal Revenue Service (the "IRS"). The IRS is examining the deductibility of certain expenses claimed in connection with prior acquisitions by the Company. Subsequent to September 30, 1996, the Company reached a partial settlement with the IRS for certain deductions related to fiscal years 1989 and 1990. As a result of the partial settlement, the Company had no additional income tax expense. With respect to the remaining deductions under examination, the Company believes that these deductions were properly taken and that adequate provision has been made in the statements of operations for taxes owed.

Note 6:  Commitments

Operating Leases

     The Company leases its offices under the terms of operating leases that expire between September 1998 and November 2001. Annual minimum rental payments for fiscal 1997, 1998, 1999, 2000, 2001 and thereafter are $1,729,535,
$1,738,036, $1,507,863, $1,391,709, $1,393,816 and $117,812, respectively.
Rental expenses are recorded on a straight-line basis over the respective lease terms and were $1,080,980, $1,292,539 and $1,370,019 for the years ended September 30, 1994, 1995 and 1996, respectively.

Note 7:  Stockholders' Equity

Common Stock

     In December, 1995, the Company completed a secondary public offering of its common stock. A total of approximately 4.8 million shares were sold at $21.33 per share of which 1.5 million shares were sold by the Company and approximately
3.3 million shares were sold by the Company's original venture capital stockholders who are now fully divested. Net proceeds to the Company from the offering were approximately $29.5 million.

Employee Stock Options

     The Company established an employee common stock participation plan in 1989 (the "1989 Incentive Stock Plan") under which incentive stock options, nonqualified stock options, and restricted common stock may be issued or sold to employees and consultants. As of September 30, 1996 a total of 2,550,000 shares of common stock have been reserved for issuance under this plan, of which 32,065 shares remained available for the granting of options at September 30, 1996.

     The following table summarizes incentive stock option activity for the years ended September 30, 1994, 1995 and 1996.

                                 Number of    Exercise Price
                                   Shares       Per Share
                              -------------  ---------------
Balance, September 30, 1993...     895,242     $ 0.167-6.833
   Options granted............     367,605         5.33-8.83
   Options exercised..........     (54,495)       0.167-5.42
   Options cancelled..........     (33,285)       1.333-5.42
                                 ---------

Balance, September 30, 1994...   1,175,067        0.167-8.83
   Options granted............     259,365       10.25-13.75
   Options exercised..........    (102,975)      0.167-6.917
   Options cancelled..........     (17,475)      0.167-10.25
                                 ---------

Balance, September 30, 1995...   1,313,982       0.167-13.75
   Options granted............   1,141,470      15.333-62.50
   Options exercised..........    (421,499)      0.167-13.75
   Options cancelled..........    (208,786)      1.333-62.50
                                 ---------
Balance, September 30, 1996...   1,825,167       0.167-60.75
                                 =========


     Incentive stock options generally become exercisable at the rate of twenty percent per year commencing on the first anniversary of the date of grant, however certain officers of the Company may exercise options for restricted common stock at the date of grant. As of September 30, 1995 and 1996, options to purchase 510,498 shares at exercise prices ranging from $0.167 to $12.67 per share and 330,221 shares at exercise prices ranging from $0.167 to $12.42 per share, respectively, were exercisable.

Common Stock Warrants and Options

     In August, 1993, the Company issued warrants to purchase 525,000 shares of the Company's common stock. The warrants became exercisable in January 1994 and 356,916 shares of common stock were issued upon the cashless exercise of all warrants in December, 1995.

     In October 1988, nonqualified stock options to purchase 98,974 shares of Series A Preferred Stock at $0.46 per share, which converted to common stock options on February 28, 1992, were granted to a former director. As of September 30, 1996, 96,617 shares of common stock have been issued pursuant to this option.

     Nonqualified stock options to purchase 22,500 shares of common stock at prices ranging from $4.167 to $6.667 per share were granted in fiscal 1993 to certain consultants of the Company. The options become exercisable in equal installments over a five-year period commencing on the first anniversary of the date of grant; as of September 30, 1996, 13,500 shares of common stock have been purchased pursuant to these options and none of the remaining 9,000 shares are exercisable.

     In May, 1996, the Company granted 2,000 shares of restricted stock to an officer. The Company retained the right to repurchase, at the market price on the date of grant ($50.625 per share), all of the shares if the officer leaves the Company during the first year after the grant date and half of the shares if the officer leaves the Company during the second year after the grant date.

     During 1996, the Company granted nonqualified stock options to purchase 230,000 shares of common stock at $50.625 per share to a newly-hired officer. The options become exercisable in equal installments over a five-year period commencing on the first anniversary of the date of grant; as of September 30, 1996 none of these options is exercisable.


Stock Purchase Plan

     The Company established a stock purchase plan in 1991 (the "1991 Plan") under which most employees of the Company may participate. A total of 825,000 shares of the Company's common stock have been reserved for issuance under the 1991 Plan. The 1991 Plan is administered by a committee appointed by the Board of Directors. Employees can elect to have from 1% to 10% of their monthly gross salary deducted during each offering period and applied to the purchase of stock. The purchase price is an amount equal to 85% of the fair market value of a share of common stock of the Company on the enrollment date or on the purchase date, whichever is lower. During the years ended September 30, 1994, 1995 and 1996, the Company sold 96,320 shares of common stock for $410,553, 48,548 shares of common stock for $468,710 and 41,659 shares of common stock for $753,146, respectively.

Director Options

     The Company established a director common stock participation plan in 1995 (the "1995 Director Stock Option Plan") under which nonqualified stock options may be granted to directors. As of September 30, 1996 a total of 150,000 shares of common stock have been reserved for issuance under this plan, of which 116,250 shares remained available for the granting of options at September 30, 1996. As of September 30, 1996, options to purchase 33,750 shares were granted and 16,558 shares were exercisable at prices ranging from $10.25 to $54.25 per share.

Note 8:  Subsequent Event

      During November 1996, the Company completed mergers with Informed Access Systems ("Informed Access"), in exchange for 5,375,000 shares of Access Health, Inc. common stock (including 4,778,317 shares issued to Informed Access shareholders and 596,683 shares reserved for future grant to Informed Access option holders) and Clinical Reference Systems, LTD ("CRS"), in exchange for 170,000 shares of Access Health, Inc. common stock. Both transactions were accounted for as pooling-of-interests.

      Unaudited proforma combined results of operations giving effect to certain adjustments as if the Informed Access and CRS transactions had occurred on October 1, 1993 are displayed in the following table (in thousands, except per share amounts). These unaudited proforma combined results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the transactions been completed on October 1, 1993 or which may result in the future.

                                      Years ended
                                     September 30,
                               -------------------------
                                  1994    1995     1996
                               --------- -------  ------
Revenues...................... $19,864  $36,010  $72,105

Net income (loss)............. $(3,729)   $(545)  $4,150

Net income (loss) per share...  $(0.30)  $(0.04)   $0.22


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  Not applicable.




                              PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Reference is made to the information regarding Directors and Executive Officers appearing under the heading "Election of Directors" in the Registrant's proxy statement for the annual meeting of stockholders to be held on March 26, 1997, which information is hereby incorporated by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     Reference is made to the information regarding executive compensation appearing under the heading "Executive Compensation and Other Matters" in the Registrant's proxy statement for the annual meeting of stockholders to be held on March 26, 1997, which information is hereby incorporated by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Reference is made to the information regarding security ownership appearing under the heading "Record Date and Principal Share Ownership" in the Registrant's proxy statement for the annual meeting of stockholders to be held on March 26, 1997, which information is hereby incorporated by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Not applicable.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  Financial Statements and Schedules

       The financial statements as set forth under Item 8 of this report on Form 10-K are included.

      1. Financial Statement Schedules. The following consolidated financial statement schedule of Access Health, Inc. for each of the three years ended September 30, 1996 is filed as part of this Report and should be read in conjunction with the consolidated financial statements:

       Description                                                      Page No.
       -----------                                                      --------
       Schedule II Valuation and Qualifying Accounts.................... S-1

     Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the consolidated financial statements or notes thereto.

(b)      Reports on Form 8-K

         The Registrant filed a report on Form 8-K on November 27, 1996.

(c)      Exhibits.

EXHIBIT           DESCRIPTION
-------           -----------
   2.1 (J)        Conformed Agreement and Plan of Reorganization by and among the Registrant, Access
                     Acquisition Corp. and Informed Access Systems, Inc. dated as of September 3, 1996
   3.1            Amended and Restated Certificate of Incorporation
   3.2            Amended and Restated Bylaws
   4.1            Specimen Stock Certificate
   4.2 (A)        Registration Rights Agreement dated June 26, 1990 between Registrant and certain parties named therein
   4.3            Shareholder's Representation Statement and Registration Rights Agreement dated as of
                     November 25, 1996 between Registrant and various investors
   4.4            Registration Rights Agreement dated November 18, 1996
  10.1 (K)        Registrant's 1989 Incentive Stock Plan (as amended)
  10.2 (H)        Registrant's 1991 Employee Stock Purchase Plan (as amended)
  10.3 (A)        Lease dated April 10, 1991 for Registrant's office equipment at 11020 White Rock Road,
                     Rancho Cordova, California and 104 Wilmot Road, Deerfield, Illinois
  10.4 (B)        Lease dated June 15, 1992 for Registrant's facilities at 11020 White Rock Road, Rancho
                     Cordova, California
  10.5 (B)        Form of Note and Security Agreement for Registrant's office equipment at 11020 White
                     Rock Road, Rancho Cordova, California
  10.6 (B)        Lease dated February 19, 1992 for Registrant's office equipment at 11020 White Rock Road,
                     Rancho Cordova, California and 104 Wilmot Road, Deerfield, Illinois
  10.7 (A)        Sale and Installation Agreement dated November 16, 1990 between Registrant and
                     Aspect Telecommunications Corporation
  10.8 (B)        Lease dated May 5, 1992 for Registrant's office equipment at 11020 White Rock Road,
                     Rancho Cordova, California and 104 Wilmot Road, Deerfield, Illinois
  10.9            Form of Director and Officer Indemnification Agreement
 10.10 (C)        Equipment Financing Agreement for Registrant's office and computer equipment at
                     11020 White Rock Road, Rancho Cordova, California and 3060 Salt Creek Lane,
                     Arlington Heights, Illinois
 10.11 (E)        First Amendment to Lease dated August 6, 1993 for Registrant's facility at 11020
                     White Rock Road, Rancho Cordova, California
 10.12 (E)        Lease dated August 13, 1993 for Registrant's facility at 3060 Salt Creek Lane,
                     Arlington Heights, Illinois
 10.13 (E)        Lease dated November 1, 1993 for Registrant's facility at 2510 W. Dunlap Drive,
                     Phoenix, Arizona
 10.14 (D)        Common Stock Purchase Option Agreement

 10.15  (H)       Registrant's 1995 Director Option Plan
 10.16  (L)       Registrant's 1996 Supplemental Stock Plan
 10.17  (G)       Employment Agreement with Jeremy J. Nobel, MD
 10.18+ (I)       Amended and Restated Agreement of Limited Partnership of AHN
 10.19+ (I)       Admission Agreement dated April 15, 1996
 10.20+ (I)       Partnership Interest Option Agreement dated April 15, 1996
 10.21  (I)       Line of Credit Note dated May 7, 1996
 10.24            Employment Agreement with Thomas E. Gardner dated December 1, 1996
 11.1             Statement re: Computation of Per Share Earnings
 21.1             Listing of Subsidiaries of Registrant
 23.1             Consent of Independent Auditors

       (A) Incorporated by reference to Registrant's Form S-1 Registration No. 33-44604.
       (B) Incorporated by reference to Registrant's Form 10K for the year ended September 30, 1992.
       (C) Incorporated by reference to Registrant's Form 10Q for the quarter ended March 31, 1993.
       (D) Incorporated by reference to Registrant's Form 10Q for the quarter ended June 30, 1993.
       (E) Incorporated by reference to Registrant's Form 10K for the year ended September 30, 1993.
       (F) Incorporated by reference to Registrant's Form 10K for the year ended September 30, 1995.
       (G) Incorporated by reference to Registrant's Form 10K/A for the year ended September 30, 1995.
       (H) Incorporated by reference to Registrant's Form 10Q for the quarter ended December 31, 1995.
       (I) Incorporated by reference to Registrant's Form 10Q for the quarter ended June 30, 1996.
       (J) Incorporated by reference to Registrant's Registration Statement on Form S-4 (No. 333-13931).
       (K) Incorporated by reference to Registrant's Registration Statement on Form S-8 (No. 333-04662).
       (L) Incorporated by reference to Registrant's Registration Statement on Form S-8 (No. 333-18163).

+ -- Confidential treatment sought for portions of document

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in Rancho Cordova, State of California, on the 22nd day of December, 1996.

                                 ACCESS HEALTH, INC.


                                 By: /s/  Thomas E. Gardner
                                     ----------------------
                                 Thomas E. Gardner
                                 President, Chief Executive Officer and Director

                               POWER OF ATTORNEY

       KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Thomas E. Gardner and John V. Crisan, and each of them, his attorneys-in-fact, and agents, each with the power of substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and conforming all that said attorneys-in-fact and agents of any of them, or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

SIGNATURE                                         TITLE                          DATE
---------                                         -----                          ----
/s/ Thomas E. Gardner        President, Chief Executive Officer and Director   December 22, 1996
--------------------------
Thomas E. Gardner

/s/ John V. Crisan           Senior Vice President of Finance and              December 22, 1996
--------------------------    Administration and Chief Financial Officer
John V. Crisan

/s/ John R. Durant           Director                                          December 22, 1996
--------------------------
John R. Durant

/s/ Kinney L. Johnson        Director                                          December 22, 1996
--------------------------
Kinney L. Johnson

/s/ Alice H. Lusk            Director                                          December 22, 1996
--------------------------
Alice H. Lusk

/s/ Richard C. Miller        Director                                          December 22, 1996
--------------------------
Richard C. Miller

/s/ Kenneth B. Plumlee       Director                                          December 22, 1996
--------------------------
Kenneth B. Plumlee

/s/ Brent T. Rider           Director                                          December 22, 1996
--------------------------
Brent T. Rider

/s/ Edward K. Rygiel         Director                                          December 22, 1996
--------------------------
Edward K. Rygiel

/s/ Joseph P. Tallman        Director                                          December 22, 1996
--------------------------
Joseph P. Tallman

/s/ Frank G. Washington      Director                                          December 22, 1996
--------------------------
Frank G. Washington

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                              ACCESS HEALTH, INC.
                 YEARS ENDED SEPTEMBER 30, 1994, 1995 AND 1996

            Col. A                          Col. B             Col. C                Col. D          Col. E
--------------------------------------------------------------------------------------------------------------
                                                             Additions
                                                       -----------------------
                                            Balance      (1)          (2)
                                              At       Charged      Charged
                                           Beginning   To Costs     To Other                          Balance
                                              of         and        Accounts       Deductions        At End of
          Description                       Period     Expenses     -Describe      -Describe          Period
--------------------------------------------------------------------------------------------------------------
Year ended September 30, 1994:
   Deducted from asset account:
       Allowance for doubtful accounts      $308,987   $ 24,721   $   -           $  86,317 (a)       $247,391

Year ended September 30, 1995:
   Deducted from asset account:
       Allowance for doubtful accounts       247,391    151,000    130,082 (b)       28,292 (a)        500,181

Year ended September 30, 1996:
   Deducted from asset account:
       Allowance for doubtful accounts       500,181    285,000    120,000 (b)      226,797 (a)        678,384

            (a)  Represent accounts written off
            (b) Represent additions charged to revenues related to estimated enrollee usage adjustments.