Form 10-Q/A
period 1996-06-30
ACCESS HEALTH INC
filed 1997-01-13
CIK 882304

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




                                   ACCESS HEALTH, INC.





Date:   January 10, 1997          /S/   John V. Crisan
                                  -----------------------------------------
                                  John V. Crisan
                                  Senior Vice President and Chief
                                    Financial Officer (principal financial
                                    officer of Registrant)