Form 10-Q
period 1996-12-31
ACCESS HEALTH INC
filed 1997-02-14
CIK 882304

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q

(Mark One)
[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 31, 1996 or
                               -----------------

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

                        Yes     X     No
                            --------     --------

  Number of shares of Common Stock Outstanding at January 31, 1997: 17,823,323
                                     shares

                              Access Health, Inc.

                                     INDEX


                                                                   Page No.
                                                                   --------
PART I    FINANCIAL INFORMATION

  Item 1. Financial Statements

     Condensed consolidated balance sheets - September 30, 1996
      and December 31, 1996......................................    4

    Condensed consolidated statements of operations - three months
      ended December 31, 1995 and 1996...........................    5

    Condensed consolidated statements of cash flows - three months
      ended December 31, 1995 and 1996...........................    6

    Notes to condensed consolidated financial statements.........    7

  Item 2.  Management's discussion and analysis of financial
       condition and results of operations.......................    8

PART II.     OTHER INFORMATION

  Item 2. Changes in Securities..................................    15

  Item 4. Submission of Matters to a Vote of Securities Holders..    15

  Item 6. Exhibits and Reports on Form 8-K.......................    16

SIGNATURE........................................................    17

                        PART 1.  FINANCIAL INFORMATION

                              Access Health, Inc.
                     Condensed Consolidated Balance Sheets
              (In thousands, except per share and share amounts)
                                  (Unaudited)

                                                                September 30,                      December 31,
                                                                    1996                              1996
                                                                -------------                      ------------
Assets:
  Current assets:
        Cash and equivalents..................................   $26,533                            $ 25,372
        Available-for-sale securities.........................    14,126                              16,933
        Accounts and licenses receivable, net of
         allowance for doubtful accounts of $756
         ($750 at September 30, 1996).........................    12,944                              12,372
        Income taxes receivable...............................     1,917                               1,917
        Prepaid expenses......................................     2,009                               1,211
        Other current assets..................................     1,073                               1,439
                                                                --------                            --------
          Total current assets................................    58,602                              59,244
        Property and equipment, net...........................    16,512                              16,445
        Purchased intangibles, net of accumulated
         amortization of $4,475 ($4,327 at
         September 30, 1996)..................................     3,478                               3,330
        Investment in AHN.....................................     5,000                               5,000
        Other assets..........................................       700                                 855
                                                                --------                            --------
                                                                 $84,292                            $ 84,874
                                                                ========                            ========

Liabilities and Stockholders' Equity

  Current liabilities:
        Accounts payable......................................   $ 4,314                            $  3,767
        Accrued payroll and related expenses..................     3,413                               3,243
        Accrued integration and restructuring costs...........         -                               6,186
        Other accrued expenses................................     4,980                               3,587
        Notes payable to related parties......................     1,500                               2,015
        Current portion of long-term debt.....................       599                                 637
        Deferred revenues.....................................     4,500                               3,605
                                                                --------                            --------
           Total current liabilities..........................    19,306                              23,040
  Long-term debt..............................................     1,344                               1,190
  Commitments and contingencies....................
  Mandatorily redeemable convertible preferred
        stock, $.001 par value, aggregate liquidation
        and redemption preference of $10,995 at
        September 30, 1996; 3,859,196 shares
        authorized, 3,734,151 shares
        issued and outstanding as of
        September 30, 1996 (none at December 31, 1996)........    10,995                                   -
  Stockholders' equity:
        Preferred stock, $.001 par value-5,000,000
         shares authorized, no shares issued and
         outstanding..........................................         -                                   -
        Common stock, $.001 par value-75,000,000
         shares authorized, 17,609,942 shares
         issued and outstanding (13,684,927 at
         September 30, 1996)..................................        14                                  18
        Additional paid-in capital............................    58,182                              71,744
        Deferred stock compensation...........................      (443)                                  -
        Retained earnings.....................................    (5,106)                            (11,118)
                                                                --------                            --------
         Total stockholders' equity...........................    52,647                              60,644
                                                                ========                            ========
                                                                 $84,292                            $ 84,874
                                                                ========                            ========

                            See accompanying notes.

                              Access Health, Inc.
                Condensed Consolidated Statements of Operations
                    (In thousands, except per share amounts)
                                  (Unaudited)



                                                        Three months ended
                                                           December 31,
                                           ------------------------------------------
                                                  1995                   1996
                                           ------------------   ---------------------
Revenues:
   Personal health management services..              $11,281                 $21,872
   Licensing and support services.......                2,538                   2,769
                                           ------------------   ---------------------
       Total revenues...................               13,819                  24,641

Costs and expenses:
   Cost of revenues:
       Personal health management
        services........................                6,952                  11,040
       Licensing and support services...                1,157                   1,128
   Product and other development........                1,128                   2,356
   Sales and marketing..................                1,788                   2,338
   General and administrative...........                1,568                   2,367
   Transaction costs....................                    -                   6,345
   Integration and restructuring costs..                    -                   6,961
                                           ------------------   ---------------------
       Total costs and expenses.........               12,593                  32,535
                                           ------------------   ---------------------

Income (loss) from operations...........                1,226                  (7,894)

Other income............................                  242                     379
                                           ------------------   ---------------------
Income (loss) before income taxes.......                1,468                  (7,515)
Provision (credit) for income taxes.....                1,243                  (1,503)
                                           ------------------   ---------------------

Net income (loss).......................              $   225                 $(6,012)
                                           ==================   =====================

Net income (loss) per share.............                $0.01                $  (0.34)
                                           ==================   =====================

Shares used in per share calculations...               16,792                  17,570
                                           ==================   =====================

                            See accompanying notes.

                              Access Health, Inc.
                Condensed Consolidated Statements of Cash Flows
                  Increase (Decrease) in Cash and Equivalents
                                 (In thousands)
                                  (Unaudited)

                                                        Three months ended
                                                           December 31,
                                              ---------------------------------------
                                                   1995                   1996
                                              ---------------        ----------------
Cash flows from operating activities:
 Net income (loss)............................       $    225               ($  6,012)
 Adjustments to reconcile net income (loss)
  to net cash provided by operations:
  Allowance for doubtful accounts ............            103                       6
  Depreciation and amortization...............            729                   1,338
  Deferred stock compensation.................             --                     443
  Common stock issued for services
   rendered...................................             --                   2,233
  Common stock issued in consideration
   for discharge of obligation................             50                      --
 Changes in:
   Accounts receivable........................         (1,677)                    566
   Prepaid expenses and other current
    assets....................................           (445)                    432
   Accounts payable...........................            322                    (547)
   Accrued payroll and related expenses.......           (109)                   (170)
   Accrued integration and restructuring costs              -                   6,186
   Other accrued expenses.....................          2,537                  (1,393)
   Notes payable to related parties...........             --                     515
   Deferred revenues..........................            183                    (895)
                                              ---------------        ----------------
    Net cash provided by operating
     activities...............................          1,918                   2,702

Cash flows from investing activities:
 Purchase of available-for-sale
  securities, net.............................           (479)                 (2,807)
 Purchase of property and equipment...........         (1,929)                 (1,123)
 (Increase) decrease in other assets..........             (5)                   (155)
                                              ---------------        ----------------
    Net cash used by investing
     activities...............................         (2,413)                 (4,085)
                                              ---------------        ----------------

Cash flows from financing activities:
 Payment of long-term debt....................           (698)                   (116)
 Sale of common stock.........................         29,577                     338
                                              ---------------        ----------------
    Net cash provided by financing
     activities...............................         28,879                     222
                                               ---------------        ----------------

Net increase in cash and equivalents..........         28,384                  (1,161)
Cash and equivalents at beginning of
 period.......................................         10,261                  26,533
                                              ---------------        ----------------

Cash and equivalents at end of period.........       $ 38,645                $ 25,372
                                              ===============        ================

                            See accompanying notes.

                              Access Health, Inc.
              Notes to Condensed Consolidated Financial Statements
                               December 31, 1996
                                  (Unaudited)


Note 1:   Summary of Significant Accounting Policies

Interim Financial Statements

In the opinion of management the unaudited interim financial statements reflect all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company's consolidated financial position at December 31, 1996, consolidated results of operations for the three month periods ended December 31, 1995 and 1996 and cash flows for the three month periods ended December 31, 1995 and 1996. Results for the period ended December 31, 1996 are not necessarily indicative of the results to be expected for the entire fiscal year.

Revenue Recognition

Commercial revenues include personal health management services, which consist of program membership, member communications and teleservicing fees from the Company's Personal Health Advisor, FirstHelp and ASK-A-NURSE contracts with managed care organizations, self-insured employers and hospitals. Commercial revenues also include licensing and support services related to the Company's ASK-A-NURSE, Cancer HELPLINK, Access Care Management System, and LIFE MATCH products.

Program membership fees from Personal Health Advisor and FirstHelp contracts are recognized ratably in accordance with contract terms on the basis of per-member fees. Member communications fees are recognized upon the delivery of services. Teleservicing fees are recognized in accordance with contract terms on the basis of per-call fees or fees based on phone counselor staffing.

License revenues from ASK-A-NURSE, Cancer HELPLINK and FirstHelp are recognized ratably over the term of the contract.

Support revenues are comprised of ASK-A-NURSE and Cancer HELPLINK support revenue, LIFE MATCH software support revenue and direct marketing fees. Revenue from support contracts and software maintenance contracts is deferred when billed and recognized ratably over the contract term. Direct marketing fees are recognized upon the delivery of services.

Product and Other Development Costs

Product and other development costs are expensed as incurred and consist primarily of salaries, supplies and contract services related to the development of the Company's products and services.

Integration and Restructuring Costs

Related to the mergers of Informed Access Systems, Inc. ("Informed Access") and Clinical Reference Systems, Ltd. ("CRS"), these costs were recorded in the first quarter of fiscal 1997 and included approximately $2,950,000 for severance and related expenses, approximately $1,475,000 for elimination of redundant technology, approximately $700,000 for discontinuation of facilities and approximately $800,000 for disposal of assets.

Reclassifications

Certain reclassifications have been made to amounts reported for the prior periods to conform with the December 31, 1996 presentation.

Net Income (Loss) Per Share

The Company's net income (loss) per share is based upon the weighted average number of shares of common stock outstanding. Common stock issuable upon the exercise of stock options and warrants has been included in the computation, to the extent dilutive, using the treasury stock method. Common Stock issuable upon the conversion of mandatorily redeemable convertible preferred stock has been included in the computation to the extent dilutive, using the if-converted method. Mandatorily redeemable convertible preferred stock was converted into common stock in November 1996 in connection with the merger of Access Health and Informed Access (Note 2).

Note 2: Business Combinations

During November 1996, the Company consummated business combinations with Informed Access which included the exchange of 5,375,000 shares of Access Health common stock (including 4,778,317 shares issued to Informed Access shareholders and 596,683 shares reserved for future grant to Informed Access option holders) and CRS, which included the exchange of 170,000 shares of Access Health common stock. These business combinations were accounted for as pooling-of-interests, and accordingly, the historical financial statements of the Company have been restated to include the consolidated financial statements of Access Health, Informed Access and CRS for all periods presented.

In connection with the business combinations, the Company incurred direct transaction costs of approximately $6.3 million which were charged to operations in the three months ended December 31, 1996.

The table below sets forth the combined revenues and net income (loss) for the quarters ended December 31, 1995 and 1996 (in thousands):









                                    ACCESS HEALTH               INFORMED ACCESS               CRS
                               ------------------------   ------------------------   -----------------------
                               PRE-MERGER   POST-MERGER   PRE-MERGER   POST-MERGER   PRE-MERGER  POST-MERGER   ADJUSTMENT  COMBINED
                               ----------   -----------   ----------   -----------   ----------  -----------   ----------  --------
Quarter ended December 31,
  1995:
     Revenues...............    $12,005       $  --       $  1,453      $     --        $   361    $     --    $     --    $ 13,819
     Net income (loss)......      1,384          --           (913)           --             74          --        (320)        225

Quarter ended December 31,
  1996:
     Revenues...............    $12,681       $  6,123    $  3,433      $  1,916         $ 230     $    258    $     --    $ 24,641
     Net income (loss)......      2,387         (4,914)         44        (3,423)           19         (125)         --      (6,012)

The adjustments to the combined results of operations included in the table above reflect the realization of the Informed Access net operating loss carryover to the extent of Access Health deferred income tax liabilities which will reverse in periods subsequent to the merger.

Note 3: Notes Payable to Related Parties

Notes payable to related parties arising from bonuses are comprised of notes payable to members of management, who are also stockholders of the Company, and are payable in installments in March 1997 and September 1997.

Note 4: Long-Term Debt

In May 1996, the Company signed a revolving credit agreement (the "Credit Agreement") with a bank under which the Company may borrow up to $3 million for qualifying equipment purchases. Interest on borrowings under the Credit Agreement accrues at the bank's prime rate plus 0.50% (aggregating 8.75% as of September 30, 1996) and is payable monthly. The Credit Agreement expires on May 1, 1997, at which time any outstanding balance will be due and payable. The Credit Agreement contains restrictive financial covenants which require the Company to maintain specified levels of tangible net worth and maintain specified minimum debt and earnings before interest and local taxes ratios. Borrowings under the Credit Agreement would be unsecured. The Company has no balances outstanding under the Credit Agreement at December 31, 1996.

The Company also has a term facility agreement (the "Term Agreement") whereby the Company may borrow, in one or more borrowings, an amount not to exceed $2 million in the aggregate, subject to certain conditions set forth in the Term Agreement. This commitment is in the form of a $680,000 note payable facility and a $1,320,000 capital lease facility. At December 31, 1996, cumulative borrowings under the note payable facility and capital lease facility aggregated $1,455,000. Borrowings under the Term Agreement are secured by certain of the Company's equipment, with an aggregate carrying value of approximately $1,450,000 at December 31, 1996. The total remaining commitment under the Term Agreement is approximately $124,000 as of December 31, 1996. Amounts payable under the Term Agreement bear interest at 14.48%, are due at varying dates through September 1999, and require monthly payments of principal and interest totaling approximately $52,000. Amounts due under the note payable facility of the Term Agreement are $180,000, $197,000 and $214,000 in fiscal 1997, 1998 and
1999, respectively.

In connection with the Term Agreement, the Company issued warrants to the lender in October 1995 and May 1996. Under the terms of the warrants, the lender may acquire a number of shares of Series C preferred stock based on specified formulas set forth in the warrant agreements. The warrants are exercisable for ten years after the date of issuance or five years after the date an initial public offering is completed by Informed Access, whichever is longer. The value attributable to these warrants was not material. The warrants were converted into warrants to purchase common stock as a result of the merger with Access Health (Note 2).

Note 5: Income Taxes

  The Company's net operating loss carryforwards of approximately $11 million as of September 30, 1996 expire between 2007 and 2011 for both federal and state purposes. The Company also has approximately $161,000 of Research & Development tax credits available which expire between 2007 and 2011. Certain provisions of the Internal Revenue Code of 1980, as amended, may limit the net operating loss carryforwards and tax credits available for use in any given year if certain events occur.

Note 6: Commitments

Operating Leases

The Company leases its offices under the terms of operating leases. Annual minimum rental payments for fiscal 1997, 1998, 1999, 2000, 2001 and thereafter are $2,552,000, $2,347,000, $1,735,000, $1,448,000, $1,394,000 and $118,000,
respectively. Rental expenses are recorded on a straight-line basis over the respective lease terms.

Note 7: Mandatorily Redeemable Convertible Preferred Stock

Informed Access was authorized to issue shares of mandatorily redeemable preferred stock from time to time in one or more series of designations, rights, preferences and limitations established by its board of directors. Each share of mandatorily redeemable preferred stock was converted into one share of common stock of Access Health upon completion of the merger.

In July 1996, Informed Access issued a warrant to a customer to purchase 64,548 shares of Series C mandatorily redeemable preferred stock at $15.49 per share. The warrants became exercisable in November 1996. The warrants were converted into warrants to purchase common stock of Access Health as a result of the merger.

Note 8: Stockholders' Equity

Common Stock

During May and July 1996 certain options were granted with exercise prices below the applicable fair market value (as determined by an independent appraisal) on the date of grant, resulting in deferred stock compensation of approximately $476,000. The deferred stock compensation was to be amortized into expense ratably over the four year vesting term of the related options; however, because such options became 100% vested as a result of the merger in November 1996, the unamortized balance of deferred stock compensation was recorded as an expense in the quarter ended December 31, 1996.

Employee Stock Options

Informed Access option holders became Access Health option holders upon completion of the merger in November 1996 (See Note 2). As of December 31, 1996, 36,093 shares of common stock have been purchased through the exercise of options by former Informed Access option holders and options to purchase 560,500 shares of common stock remain outstanding and are all exercisable.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS WHICH INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THE RESULTS ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS SET FORTH HEREUNDER AND IN THE COMPANY'S ANNUAL REPORT AS FILED ON FORM 10-K.

General. The Company completed mergers with Informed Access Systems, Inc. ("Informed Access") and Clinical Reference Systems, LTD ("CRS") during November 1996. Both transactions were accounted for as pooling-of-interests and, accordingly, Management's Discussion and Analysis of Financial Condition and Results of Operations refers to the historical financial statements of the Company that have been restated to include the consolidated financial statements of Access Health, Informed Access and CRS, and the combined results of operations and financial position of all three companies for the periods presented.

Results of Operations
---------------------

Revenues. Revenues consist of revenues from personal health management services, which consist of program membership, member communications and teleservicing fees from the Company's Personal Health Advisor, First Help and ASK-A-NURSE Contracts with managed care organizations, self-insured employers and hospitals, and licensing and support services related to the Company's ASK-A-NURSE, Cancer HelpLink, FirstHelp, Access Care Management System, LIFE MATCH products and patient education modules. Revenues increased from $13.8 million during the three months ended December 31, 1995 to $24.6 million during the three months ended December 31, 1996.

Revenues from personal health management services increased from $11.3 million during the first quarter of fiscal 1996 to $21.9 million during the first quarter of fiscal 1997 because the number of members enrolled under the Company's contracts increased during these periods. As of December 31, 1996, approximately 16.5 million members were enrolled compared to approximately 6.7 million members enrolled as of December 31, 1995. Revenue from the Company's contracts is recognized ratably in accordance with contract terms on the basis of per-member fees.

Revenues from licensing and support services increased from $2.5 million during the first quarter of fiscal 1995 to $2.8 million during the first quarter of fiscal 1996. Licensing and support services revenues include licensing implementations and program support activities for FirstHelp, the ASK-A-NURSE(R) family of products, Cancer HelpLink(R), Access Care Management System(R) ("ACMS"), the LIFE MATCH(R) family of products and the CRS patient education modules. The Company expects licensing and support services revenue to remain at approximately the same level as in fiscal 1996 or decline during fiscal 1997 due to changes taking place in the market*.

Cost of revenues. The cost of personal health management services revenues includes the costs of operating the Company's services centers, on-going client consultation and charges for providing PHA member communications services. The gross margins for personal health management services were 38.4% during the first quarter of fiscal 1996 and 49.5% during the first quarter of fiscal 1997. Gross margins for personal health management services improved during the three month period ended December 31, 1996 compared to the prior period due to economies of scale resulting from growth in enrollment, as previously discussed.

The cost of licensing and support services revenues includes the costs of license implementations, on-going client consultation, annual users' conferences, advertising materials, and other support services for FirstHelp, ASK-A-NURSE, Cancer HelpLink, Access Care Management System ("ACMS"), LIFE MATCH and the CRS patient education modules licensees. The gross margin percentages for licensing and support services increased from 54.4% during the first quarter of fiscal 1996 to 59.3% during the first quarter of fiscal 1997 because of quarter to quarter fluctuations in licensing revenue.

Product and other development expenses. Product and other development expenses totaled $1.1 million, or 8.2% of revenues, during the first quarter of fiscal 1996 and $2.4 million, or 9.6% of revenues, during the first quarter of fiscal 1997. Increases in product development expenses relate to the Company's continuation of new product development efforts to meet consumer needs beyond triage and health care information for general populations. The Company expects that product and other development expenses will increase in fiscal 1997 as the Company continues to make investments in personal health management products and could also increase as a percentage of revenues*.

Sales and marketing expenses. Sales and marketing expenses were $1.8 million, or 12.9% of revenues, and $2.3 million, or 9.5% of revenues, during the first quarter of fiscal 1996 and 1997, respectively. Sales and marketing expenses increased as a result of the strengthening of the marketing and advertising program and the addition of sales resources to focus on the employer market. Sales and marketing expenses declined as a percentage of revenues due to the growth in personal health management services revenues as previously discussed. Sales and marketing expenses may increase in fiscal 1997 as the Company continues to pursue its strategy of building brand awareness for its personal health management products*.

General and administrative expenses. General and administrative expenses were $1.6 million, or 11.3% of revenues, and $2.4 million, or 9.6% of revenues, during the first quarter of fiscal 1996 and 1997, respectively. The increase from fiscal 1996 to fiscal 1997 reflects stepped costs associated with building the infrastructure necessary to manage a larger and rapidly growing company.

Transaction costs. Transaction costs were charges recorded in the first quarter of fiscal 1997 associated directly with the merger of the Company with Informed Access and included professional fees of approximately $5,150,000.

Integration and restructuring costs. Related to the mergers of Informed Access and CRS, these costs were recorded in the first quarter of fiscal 1997 and included approximately $2,950,000 for severance and related expenses, approximately $1,475,000 for elimination of redundant technology and approximately $1,500,000 for discontinuation of facilities and disposal of assets.

Income (Loss) from operations. Operating income decreased from $1.2 million during the first quarter of fiscal 1996 to a loss of $7.9 million during the first quarter of fiscal 1997 due to the $13.3 million incurred for transaction, integration and restructuring costs related to the mergers with Informed
Access and CRS.

Other income. The Company generates interest and other income from cash balances and available-for-sale securities. Other income increased from $242,000 to $379,000 in the first quarter of fiscal 1996 and 1997, respectively, because the secondary stock offering completed near the end of the first quarter of fiscal 1996 increased cash available for investments.

Effects of inflation and changing prices. Inflation and changing prices have not had a material effect on the Company's operations and, at current levels, are not expected to in future years*.

Liquidity and Capital Resources
-------------------------------

As of December 31, 1996, the Company held cash and equivalents and available-for-sale securities totaling $42.3 million compared to a balance of $40.7 million as of September 30, 1996. Cash provided by operations during the first three months of fiscal 1997 was $2.7 million compared with $1.9 million for the first three months of fiscal 1996.

During January 1997, the Company invested an additional $5.0 million in the form of a debenture in America's Health Network, L. P. ("AHN"), a new 24-hour, 7 day a week cable television channel devoted to consumer health care information. The Company has invested a total of $10 million in both debt and equity in AHN.

The Company believes its current capital resources are adequate to fund cash needs for anticipated operating levels for at least the next twelve months*. The Company also may use capital resources in connection with business expansion that may include the acquisition of complementary product lines or businesses during fiscal 1997 or beyond*.

------------------
* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations. Investors are strongly encouraged to review the section entitled "Risk Factors That May Affect Future Operating Performance."

Risk Factors That May Affect Future Operating Performance
---------------------------------------------------------

Ability to Secure Additional Contracts and Expand and Retain Existing Contracts. The Company's ability to increase revenues and profitability is largely dependent on the Company's ability to secure additional contracts and to retain and expand existing contracts. In addition, the Company's revenues are affected by the timing of member enrollment under new contracts. The Company could be adversely affected by the termination or non-renewal of any of the Company's contracts, or by renegotiation of the terms of contracts, particularly if the affected contracts cover a large number of members or represent a significant portion of the Company's health systems services revenue. In June 1995, the Company renegotiated a PHA contract which reduced the number of members and during fiscal 1995 renegotiated two health systems services contracts. Any factors adversely affecting the market for the Company's products, including factors outside of the Company's control, such as adverse publicity or government regulatory action, would have a material adverse effect on the Company.

Dependence on Principal Customers. The Company's PHA contracts cover members ranging from approximately 3,000 members to 2.2 million members per contract and include one contract for 2.2 million members, one contract for 2.0 million members, one contract for 1.6 million members, one contract for 1.3 million members and one contract for 1.0 million members. In fiscal 1996, the Company's three largest customers accounted for approximately 14.5%, 10.3%, and 10.0% of the Company's total revenues and the Company's top five customers, in the aggregate, accounted for approximately 48.5% of the Company's total revenues. After an initial term of approximately one to four years, contracts generally can be terminated upon 60 to 180 days notice to the Company. Two of the three largest contracts are up for renewal in fiscal 1997, and the third in fiscal 1998. The Company's contracts could also be subject to early termination by its customers if the Company were not in compliance with any applicable government regulation. The termination, non-renewal or renegotiation of any of such agreements could have a material adverse effect on the Company's operating results. See "Government Regulation."

Uncertainty of Future Operating Results. During fiscal 1994 the Company incurred significant expenses related to the start-up of its PHA and including the hiring and training of personnel and the expansion of infrastructure and sales and marketing programs. Because revenues from PHA and FirstHelp products were not sufficient to cover these start-up expenses, operating losses were sustained in fiscal 1994 and 1995. The Company returned to profitability in 1996 as additional members were enrolled in PHA and FirstHelp. There can be no assurance that the Company's revenues and profitability will continue to increase during fiscal 1997 and beyond. The Company may incur significantly increased sales, marketing and promotional expenses during fiscal 1997, and may devote additional resources to the further development of PHA or other new products. To the extent that the Company incurs increased expenses, the Company's operating results will be adversely affected unless revenues and operating margins increase sufficiently to offset such expenditures. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

Call Center Operations. After completion of the merger with Informed Access, the Company maintains member service and data centers ("call centers") in Rancho Cordova, California; Chicago, Illinois; Broomfield, Colorado; and Phoenix, Arizona. The Company's operations depend on the adequate functioning of the computer and telephone systems in its call centers. Although the Company has taken precautions to provide for power, computer, and telephone systems redundancy, there can be no assurance that a fire or other disaster affecting the centers or an equipment failure would not disable the Company's systems for a significant period of time. Any significant damage to the Company's facilities or an equipment failure could have a material adverse effect on the Company's results of operations.

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

Acquisition-Related Risks.   The Company has grown in substantial part through
mergers and acquisitions. The process of integrating an acquired company's business into the Company's operations may result in unforeseen operating difficulties and expenditures and may absorb significant management attention that would otherwise be available for the ongoing development of the Company's business. Moreover, there can be no assurance that the anticipated benefits of an acquisition will be realized. The Company intends to evaluate acquisitions of complementary product lines and businesses as part of its business strategy. Future acquisitions by the Company may result in potentially dilutive issuances of equity securities, the use of the Company's cash resources, the incurrence of debt and increased goodwill, and contingent liabilities and amortization expenses related to goodwill and other intangible assets, which could materially adversely affect the Company's operating results and financial condition. In addition, acquisitions involve numerous risks, including difficulties in the assimilation of the operations and the products of the acquired companies, in managing diverse geographic operations, the diversion of management's attention from other business concerns, risks of entering markets in which the Company has no or limited direct prior experience and the potential loss of key employees of the acquired company. The inability of the Company's management to respond to changing business conditions effectively, including the changes associated with its acquired businesses and product lines, could have a material adverse effect on the Company's results of operations.

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

Intellectual Property. The Company regards its software, clinical nursing assessment protocols and marketing and program operation materials as proprietary and attempts to protect its intellectual property with patents, copyrights, trademarks, trade secret laws and restrictions on disclosure, copying and transferring title. Despite these precautions, it may be possible for unauthorized third parties to copy aspects of the Company's products or to obtain and use information that the Company regards as proprietary. Not all of the Company's technology is patented and existing copyright laws afford only limited practical protection. In addition, the laws of some foreign countries do not protect the Company's proprietary rights to the same extent as do the laws of the United States, which could be a factor if the Company expands into markets outside the United States.

                          PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES

          a) The Company's Certificate of Incorporation was amended on November 18, 1996 to increase the authorized number of shares of Access Health Common Stock from 30,000,000 to 75,000,000 shares.

          b)  Not applicable.

          c) On November 25, 1996 Access Health, Inc. exchanged 140,000 shares of Common Stock of Access Health, Inc. for all of the outstanding shares of Clinical Reference Systems, Ltd. ("CRS") in connection with the merger of CRS and Access Health Colorado, Inc., a wholly-owned subsidiary of Access Health, Inc., with CRS being the surviving corporation, in accordance with the terms of the Agreement and Plan of Reorganization dated September 5, 1996 (the "Reorganization Agreement") by and among the parties. There was no underwriter involved with this transaction. Since the offering was a transaction not involving any public offering, the Company relied on Section 4(2) of the Securities Act of 1933, as amended (the "Act") for the exemption from registration. The facts relied upon to qualify for the Section 4(2) exemption include: all offerees were employees or former employees of CRS; the former shareholders of CRS were given the information necessary to make a sophisticated decision regarding whether to merge with Access Health; such information was substantially similar to the type of information that would be included in a registration statement; the offerees were few in number and limited to the former shareholders of CRS; there was no general solicitation; the offerees were given the opportunity to ask questions and receive answers concerning the terms and conditions of the merger and the opportunity to obtain additional information; and the limitations on the resale of the securities were disclosed to CRS shareholders prior to the exchange of the securities.

        On December 1, 1996 Access Health, Inc. issued pursuant to an employment agreement 2,000 shares of Common Stock to Thomas Gardner, a director and executive officer of Access Health, Inc. The Company relied on Section 4(2) and Rule 506 promulgated under the Act as an exemption from the requirement to register these shares. The offering was a transaction not involving any public offering. The facts relied upon to qualify for the Section 4(2) exemption available include: Mr. Gardner is an executive officer and director of the Company and has access to all material information necessary to make a decision to invest in the Company and there were no other offerees.

        The shares of Common Stock issued to the former shareholders of Clinical Reference Systems, Ltd. and Thomas Gardner have subsequently been registered on a Registration Statement on Form S-3 filed with the Commission on February 10, 1997 (File No. 333-21423).



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          a)  A special meeting of stockholders was held on November 18, 1996.

          b)  Not applicable.

          c) The matters voted upon at the meeting and the results of the voting with respect to those matters were as follows:


                                                                                                                           Broker
                                                                                          For       Against     Abstain   Non-Votes
                                                                                       ---------   ---------   ---------  ---------
1)  To approve the issuance of Access Health Common Stock
    pursuant to the terms of the Merger Agreement with IAS, Inc.                       8,433,522     182,596       7,129   2,201,851


2)  To approve and adopt Certificate Amendment which increases the authorized number
    of shares of Access Health Common Stock from 30,000,000 to 75,000,000              7,707,113   3,110,540       7,444           -


3)  To approve an amendment to the Company's 1989 Incentive Stock Plan to increase
    the number of shares reserved for issuance thereunder by 1,000,000 shares          6,292,959   2,651,190      11,038   1,869,910



The foregoing matters are described in detail in the Registrant's definitive proxy statement dated October 19, 1996 for the Special Meeting of Stockholders held on November 18, 1996.

          d)   Not applicable.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

EXHIBIT           DESCRIPTION
-------           -----------
   2.1 (J)        Conformed Agreement and Plan of Reorganization by and among the Registrant, Access
                     Acquisition Corp. and Informed Access Systems, Inc. dated as of September 3, 1996
   3.1 (M)        Amended and Restated Certificate of Incorporation
   3.2 (M)        Amended and Restated Bylaws
   4.1 (M)        Specimen Stock Certificate
   4.2 (A)        Registration Rights Agreement dated June 26, 1990 between Registrant and certain parties named therein
   4.3 (M)        Shareholder's Representation Statement and Registration Rights Agreement dated as of
                     November 25, 1996 between Registrant and various investors
   4.4 (M)        Registration Rights Agreement dated November 18, 1996
  10.1 (K)        Registrant's 1989 Incentive Stock Plan (as amended)
  10.2 (H)        Registrant's 1991 Employee Stock Purchase Plan (as amended)
  10.3 (A)        Lease dated April 10, 1991 for Registrant's office equipment at 11020 White Rock Road,
                     Rancho Cordova, California and 104 Wilmot Road, Deerfield, Illinois
  10.4 (B)        Lease dated June 15, 1992 for Registrant's facilities at 11020 White Rock Road, Rancho
                     Cordova, California
  10.5 (B)        Form of Note and Security Agreement for Registrant's office equipment at 11020 White
                     Rock Road, Rancho Cordova, California
  10.6 (B)        Lease dated February 19, 1992 for Registrant's office equipment at 11020 White Rock Road,
                     Rancho Cordova, California and 104 Wilmot Road, Deerfield, Illinois
  10.7 (A)        Sale and Installation Agreement dated November 16, 1990 between Registrant and
                     Aspect Telecommunications Corporation
  10.8 (B)        Lease dated May 5, 1992 for Registrant's office equipment at 11020 White Rock Road,
                     Rancho Cordova, California and 104 Wilmot Road, Deerfield, Illinois
  10.9 (M)        Form of Director and Officer Indemnification Agreement
 10.10 (C)        Equipment Financing Agreement for Registrant's office and computer equipment at
                     11020 White Rock Road, Rancho Cordova, California and 3060 Salt Creek Lane,
                     Arlington Heights, Illinois
 10.11 (E)        First Amendment to Lease dated August 6, 1993 for Registrant's facility at 11020
                     White Rock Road, Rancho Cordova, California
 10.12 (E)        Lease dated August 13, 1993 for Registrant's facility at 3060 Salt Creek Lane,
                     Arlington Heights, Illinois
 10.13 (E)        Lease dated November 1, 1993 for Registrant's facility at 2510 W. Dunlap Drive,
                     Phoenix, Arizona
 10.14 (D)        Common Stock Purchase Option Agreement
 10.15  (H)       Registrant's 1995 Director Option Plan
 10.16  (L)       Registrant's 1996 Supplemental Stock Plan
 10.17  (G)       Employment Agreement with Jeremy J. Nobel, MD
 10.18+ (I)       Amended and Restated Agreement of Limited Partnership of AHN
 10.19+ (I)       Admission Agreement dated April 15, 1996
 10.20+ (I)       Partnership Interest Option Agreement dated April 15, 1996
 10.21  (I)       Line of Credit Note dated May 7, 1996
 10.24  (M)       Employment Agreement with Thomas E. Gardner dated December 1, 1996
 10.25            Employment Agreement with Joseph P. Tallman dated November 18, 1996
 21.1   (M)       Listing of Subsidiaries of Registrant


       (A) Incorporated by reference to Registrant's Form S-1 Registration No. 33-44604.
       (B) Incorporated by reference to Registrant's Form 10-K for the year ended September 30, 1992.
       (C) Incorporated by reference to Registrant's Form 10-Q for the quarter ended March 31, 1993.
       (D) Incorporated by reference to Registrant's Form 10-Q for the quarter ended June 30, 1993.
       (E) Incorporated by reference to Registrant's Form 10-K for the year ended September 30, 1993.
       (F) Incorporated by reference to Registrant's Form 10-K for the year ended September 30, 1995.
       (G) Incorporated by reference to Registrant's Form 10-K/A for the year ended September 30, 1995.
       (H) Incorporated by reference to Registrant's Form 10-Q for the quarter ended December 31, 1995.
       (I) Incorporated by reference to Registrant's Form 10-Q for the quarter ended June 30, 1996.
       (J) Incorporated by reference to Registrant's Registration Statement on Form S-4 (No. 333-13931).
       (K) Incorporated by reference to Registrant's Registration Statement on Form S-8 (No. 333-04662).
       (L) Incorporated by reference to Registrant's Registration Statement on Form S-8 (No. 333-18163).
       (M) Incorporated by reference to Registrant's Form 10-K for the year ended September 30, 1996.

+ -- Confidential treatment granted for portions of document


            b)    Reports on Form 8-K

                  On November 27, 1996, the Company filed a report on Form 8-K which disclosed its acquisition on November 18, 1996 of Informed Access Systems, Inc. a Delaware corporation ("Informed Access"). The Company acquired Informed Access pursuant to a merger (the "Merger") of Access Acquisition Corp., a Delaware corporation and a wholly-owned subsidiary of the Company, with and into Informed Access, following the approval of the Merger at a special meeting of the Company's stockholders on November 18, 1996. At the effective time of the Merger, Informed Access became a wholly-owned subsidiary of the Company. The terms of the Merger are described in the Form 8-K.

                                   Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 ACCESS HEALTH, INC.



Date:   February 12, 1997        /s/   John V. Crisan
                                 --------------------
                                 John V. Crisan
                                 Senior Vice President and Chief
                                  Financial Officer (principal financial
                                  officer of Registrant)

                                 EXHIBIT INDEX

EXHIBIT           DESCRIPTION
-------           -----------
   2.1 (J)        Conformed Agreement and Plan of Reorganization by and among the Registrant, Access
                     Acquisition Corp. and Informed Access Systems, Inc. dated as of September 3, 1996
   3.1 (M)        Amended and Restated Certificate of Incorporation
   3.2 (M)        Amended and Restated Bylaws
   4.1 (M)        Specimen Stock Certificate
   4.2 (A)        Registration Rights Agreement dated June 26, 1990 between Registrant and certain parties named therein
   4.3 (M)        Shareholder's Representation Statement and Registration Rights Agreement dated as of
                     November 25, 1996 between Registrant and various investors
   4.4 (M)        Registration Rights Agreement dated November 18, 1996
  10.1 (K)        Registrant's 1989 Incentive Stock Plan (as amended)
  10.2 (H)        Registrant's 1991 Employee Stock Purchase Plan (as amended)
  10.3 (A)        Lease dated April 10, 1991 for Registrant's office equipment at 11020 White Rock Road,
                     Rancho Cordova, California and 104 Wilmot Road, Deerfield, Illinois
  10.4 (B)        Lease dated June 15, 1992 for Registrant's facilities at 11020 White Rock Road, Rancho
                     Cordova, California
  10.5 (B)        Form of Note and Security Agreement for Registrant's office equipment at 11020 White
                     Rock Road, Rancho Cordova, California
  10.6 (B)        Lease dated February 19, 1992 for Registrant's office equipment at 11020 White Rock Road,
                     Rancho Cordova, California and 104 Wilmot Road, Deerfield, Illinois
  10.7 (A)        Sale and Installation Agreement dated November 16, 1990 between Registrant and
                     Aspect Telecommunications Corporation
  10.8 (B)        Lease dated May 5, 1992 for Registrant's office equipment at 11020 White Rock Road,
                     Rancho Cordova, California and 104 Wilmot Road, Deerfield, Illinois
  10.9 (M)        Form of Director and Officer Indemnification Agreement
 10.10 (C)        Equipment Financing Agreement for Registrant's office and computer equipment at
                     11020 White Rock Road, Rancho Cordova, California and 3060 Salt Creek Lane,
                     Arlington Heights, Illinois
 10.11 (E)        First Amendment to Lease dated August 6, 1993 for Registrant's facility at 11020
                     White Rock Road, Rancho Cordova, California
 10.12 (E)        Lease dated August 13, 1993 for Registrant's facility at 3060 Salt Creek Lane,
                     Arlington Heights, Illinois
 10.13 (E)        Lease dated November 1, 1993 for Registrant's facility at 2510 W. Dunlap Drive,
                     Phoenix, Arizona
 10.14 (D)        Common Stock Purchase Option Agreement

 10.15  (H)       Registrant's 1995 Director Option Plan
 10.16  (L)       Registrant's 1996 Supplemental Stock Plan
 10.17  (G)       Employment Agreement with Jeremy J. Nobel, MD
 10.18+ (I)       Amended and Restated Agreement of Limited Partnership of AHN
 10.19+ (I)       Admission Agreement dated April 15, 1996
 10.20+ (I)       Partnership Interest Option Agreement dated April 15, 1996
 10.21  (I)       Line of Credit Note dated May 7, 1996
 10.24  (M)       Employment Agreement with Thomas E. Gardner dated December 1, 1996
 10.25            Employment Agreement with Joseph P. Tallman dated November 18, 1996
 21.1   (M)       Listing of Subsidiaries of Registrant


       (A) Incorporated by reference to Registrant's Form S-1 Registration No. 33-44604.
       (B) Incorporated by reference to Registrant's Form 10-K for the year ended September 30, 1992.
       (C) Incorporated by reference to Registrant's Form 10-Q for the quarter ended March 31, 1993.
       (D) Incorporated by reference to Registrant's Form 10-Q for the quarter ended June 30, 1993.
       (E) Incorporated by reference to Registrant's Form 10-K for the year ended September 30, 1993.
       (F) Incorporated by reference to Registrant's Form 10-K for the year ended September 30, 1995.
       (G) Incorporated by reference to Registrant's Form 10-K/A for the year ended September 30, 1995.
       (H) Incorporated by reference to Registrant's Form 10-Q for the quarter ended December 31, 1995.
       (I) Incorporated by reference to Registrant's Form 10-Q for the quarter ended June 30, 1996.
       (J) Incorporated by reference to Registrant's Registration Statement on Form S-4 (No. 333-13931).
       (K) Incorporated by reference to Registrant's Registration Statement on Form S-8 (No. 333-04662).
       (L) Incorporated by reference to Registrant's Registration Statement on Form S-8 (No. 333-18163).
       (M) Incorporated by reference to Registrant's Form 10-K for the year ended September 30, 1996.

+ -- Confidential treatment granted for portions of document