Form 10-Q
period 1997-03-31
ACCESS HEALTH INC
filed 1997-05-14
CIK 882304

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q

(Mark One)
[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 1997 or
                               --------------

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

  Number of shares of Common Stock Outstanding at April 30, 1997: 17,880,495
                                     shares

                              Access Health, Inc.

                                     INDEX


                                                                   Page No.
                                                                   --------
PART I    FINANCIAL INFORMATION

  Item 1. Financial Statements

     Condensed consolidated balance sheets - September 30, 1996
      and March 31, 1997.........................................    4

    Condensed consolidated statements of operations - three months
      and six months ended March 31, 1996 and 1997...............    5

    Condensed consolidated statements of cash flows - six months
      ended March 31, 1996 and 1997..............................    6

    Notes to condensed consolidated financial statements.........    7

  Item 2.  Management's discussion and analysis of financial
       condition and results of operations.......................    8

PART II.     OTHER INFORMATION

  Item 2. Changes in Securities..................................    15

  Item 4. Submission of Matters to a Vote of Security Holders....    15

  Item 6. Exhibits and Reports on Form 8-K.......................    15

SIGNATURE........................................................    16

                        PART 1.  FINANCIAL INFORMATION

                              Access Health, Inc.
                     Condensed Consolidated Balance Sheets
              (In thousands, except per share and share amounts)
                                  (Unaudited)

                                                                September 30,     March 31,
                                                                    1996            1997
                                                                -------------    ------------
Assets:
  Current assets:
        Cash and equivalents..................................   $26,533          $ 32,304
        Available-for-sale securities.........................    14,126            11,730
        Accounts and licenses receivable, net of
         allowance for doubtful accounts of $772
         ($750 at September 30, 1996).........................    12,944            10,253
        Income taxes receivable...............................     1,917             1,917
        Prepaid expenses......................................     2,009             1,890
        Other current assets..................................     1,073               996
                                                                --------          --------
          Total current assets................................    58,602            59,090
        Property and equipment, net...........................    16,512            16,430
        Purchased intangibles, net of accumulated
         amortization of $4,620 ($4,327 at
         September 30, 1996)..................................     3,478             3,185
        Note receivable from AHN..............................         -             5,000
        Investment in AHN.....................................     5,000             5,000
        Other assets..........................................       700               750
                                                                --------          --------
                                                                 $84,292          $ 89,455
                                                                ========          ========

Liabilities and Stockholders' Equity
  Current liabilities:
        Accounts payable......................................   $ 4,314          $  3,534
        Accrued payroll and related expenses..................     3,413             3,199
        Accrued integration and restructuring costs...........         -             5,469
        Other accrued expenses................................     4,980             2,654
        Notes payable to related parties......................     1,500             1,294
        Current portion of long-term debt.....................       599               627
        Deferred revenues.....................................     4,500             4,487
                                                                --------          --------
           Total current liabilities..........................    19,306            21,264
  Long-term debt..............................................     1,344             1,005
  Commitments and contingencies
  Mandatorily redeemable convertible preferred
        stock, $.001 par value, aggregate liquidation
        and redemption preference of $10,995 at
        September 30, 1996; 3,859,196 shares
        authorized, 3,734,151 shares
        issued and outstanding as of
        September 30, 1996 (none at March 31, 1997)...........    10,995                 -
  Stockholders' equity:
        Preferred stock, $.001 par value-5,000,000
         shares authorized, no shares issued and
         outstanding..........................................         -                 -
        Common stock, $.001 par value-75,000,000
         shares authorized, 17,868,325 shares
         issued and outstanding (13,684,927 at
         September 30, 1996)..................................        14                18
        Additional paid-in capital............................    58,182            72,804
        Deferred stock compensation...........................      (443)                -
        Accumulated deficit...................................    (5,106)           (5,636)
                                                                --------          --------
         Total stockholders' equity...........................    52,647            67,186
                                                                --------          --------
                                                                 $84,292          $ 89,455
                                                                ========          ========

                            See accompanying notes.

                                      Access Health, Inc.
                        Condensed Consolidated Statements of Operations
                            (In thousands, except per share amounts)
                                          (Unaudited)



                                                        Three months ended                             Six months ended
                                                           March 31,                                       March 31,
                                           ------------------------------------------     ----------------------------------------
                                                  1996                   1997                   1996                   1997
                                           ------------------   ---------------------      ------------------   ------------------
Revenues:
   Personal health management services..              $14,300                 $22,545               $25,581                 $44,417
   Licensing and support services.......                2,938                   2,556                 5,476                   5,325
                                           ------------------   ---------------------     -----------------   ---------------------
       Total revenues...................               17,238                  25,101                31,057                  49,742

Costs and expenses:
   Cost of revenues:
       Personal health management
        services........................                8,348                  11,542                15,300                  22,582
       Licensing and support services...                1,448                     901                 2,605                   2,029
   Product and other development........                1,219                   2,041                 2,347                   4,397
   Sales and marketing..................                2,446                   1,908                 4,234                   4,246
   General and administrative...........                2,049                   2,191                 3,617                   4,558
   Transaction costs....................                    -                       -                     -                   6,345
   Integration and restructuring costs..                    -                       -                     -                   6,961
                                           ------------------   ---------------------    ------------------   ---------------------
       Total costs and expenses.........               15,510                  18,583                28,103                  51,118
                                           ------------------   ---------------------    ------------------   ---------------------

Income (loss) from operations...........                1,728                   6,518                 2,954                  (1,376)

Other income............................                  484                     336                   726                     715
                                           ------------------   ---------------------    ------------------   ---------------------
Income (loss) before income taxes.......                2,212                   6,854                 3,680                    (661)
Provision (credit) for income taxes.....                1,873                   1,371                 3,116                    (132)
                                           ------------------   ---------------------    ------------------   ---------------------

Net income (loss).......................              $   339                 $ 5,483               $   564                   $(529)
                                           ==================   =====================    ==================   =====================

Net income (loss) per share.............                $0.02                $   0.29                 $0.03                $  (0.03)
                                           ==================   =====================    ==================   =====================

Shares used in per share calculations...               18,605                  18,610                17,699                  17,719
                                           ==================   =====================     =================   =====================

                            See accompanying notes.

                              Access Health, Inc.
                Condensed Consolidated Statements of Cash Flows
                  Increase (Decrease) in Cash and Equivalents
                                 (In thousands)
                                  (Unaudited)

                                                        Six months ended
                                                            March 31,
                                              ---------------------------------------
                                                   1996                   1997
                                              ---------------        ----------------
Cash flows from operating activities:
 Net income (loss)............................       $    564                   $(529)
 Adjustments to reconcile net income (loss)
  to net cash provided by operations:
  Allowance for doubtful accounts ............            (81)                     22
  Depreciation and amortization...............          1,698                   3,091
  Deferred stock compensation.................             --                     443
  Common stock issued for services
   rendered...................................             --                   2,233
  Common stock issued in consideration
   for discharge of obligation................             50                      --
  Deferred income taxes.......................            943                      --
 Changes in:
   Accounts receivable........................         (1,677)                  2,669
   Prepaid expenses and other current
    assets....................................           (334)                    196
   Accounts payable...........................             73                    (780)
   Accrued payroll and related expenses.......            150                    (214)
   Accrued integration and restructuring costs              -                   5,469
   Other accrued expenses.....................          2,264                  (2,326)
   Notes payable to related parties...........             --                    (206)
   Deferred revenues..........................            368                     (13)
                                              ---------------        ----------------
    Net cash provided by operating
     activities...............................          4,018                  10,055

Cash flows from investing activities:
 Purchase of available-for-sale
  securities, net.............................           (469)                  2,396
 Purchase of property and equipment...........         (6,278)                 (2,716)
 Note receivable from AHN.....................             --                  (5,000)
 (Increase) decrease in other assets..........            511                     (50)
                                              ---------------        ----------------
    Net cash used by investing
     activities...............................         (6,236)                 (5,370)
                                              ---------------        ----------------

Cash flows from financing activities:
 Payment of long-term debt....................           (774)                   (311)
 Proceeds from note payable...................            680                      --
 Sale of common stock.........................         30,380                   1,397
                                              ---------------        ----------------
    Net cash provided by financing
     activities...............................         30,286                   1,086
                                               ---------------        ----------------

Net increase in cash and equivalents..........         28,068                   5,771
Elimination of IAS and CRS net cash
 activity for the three months ended
 December 31, 1995............................            446                      --
Cash and equivalents at beginning of
 period.......................................          9,815                  26,533
                                              ---------------        ----------------

Cash and equivalents at end of period.........       $ 38,329                $ 32,304
                                              ===============        ================

                            See accompanying notes.

                              Access Health, Inc.
              Notes to Condensed Consolidated Financial Statements
                               March 31, 1997
                                 (Unaudited)


Note 1:   Summary of Significant Accounting Policies

Interim Financial Statements

In the opinion of management the unaudited interim financial statements reflect all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company's consolidated financial position at March 31, 1997, consolidated results of operations for the three and six month periods ended March 31, 1996 and 1997 and cash flows for the six month periods ended March 31, 1996 and 1997. Results for the period ended March 31, 1997 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

Reclassifications

Certain reclassifications have been made to amounts reported for the prior periods to conform with the March 31, 1997 presentation.

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

Note 2: New Accounting Pronouncement

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share", which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is expected to result in an increase in primary earnings per share for the three months ended March 31, 1996 and March 31, 1997 of $0.002 and $0.012 per share, respectively, and for the six months ended March 31, 1996 and March 31, 1997 of $0.003 and $0.000 per share, respectively.

Note 3: Business Combinations

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

Note 4: Note Receivable From AHN

During January 1997 the Company purchased an 8% Convertible Subordinated Debenture from America's Health Network, L.P. (AHN). The debenture matures on December 31, 2001 and is unsecured. The debenture is subordinated to all other debt owed by AHN. Interest accrues at 8% annually and is only payable under certain conditions as described in the agreement. The debenture is convertible into partnership interest at the option of the holder.

Note 5: Notes Payable to Related Parties

Notes payable to related parties arising from bonuses are comprised of notes payable to members of management, who are also stockholders of the Company, and are payable in installments in March 1997 and September 1997.

Note 6: Long-Term Debt

In May 1996, the Company signed a revolving credit agreement (the "Credit Agreement") with a bank under which the Company could borrow up to $3 million. The Credit Agreement expired on May 1, 1997.

The Company also has a term facility agreement (the "Term Agreement") whereby through December 1996 the Company could borrow, in one or more borrowings, an amount not to exceed $2 million in the aggregate, subject to certain conditions set forth in the Term Agreement. This commitment is in the form of a $680,000 note payable facility and a $1,320,000 capital lease facility. At March 31, 1997, cumulative borrowings under the note payable facility and capital lease facility aggregated $1,306,000. Borrowings under the Term Agreement are secured by certain of the Company's equipment, with an aggregate carrying value of approximately $1,200,000 at March 31, 1997. Amounts payable under the Term Agreement bear interest at 14.48%, are due at varying dates through September 1999, and require monthly payments of principal and interest totaling approximately $52,000. Amounts due under the note payable facility of the Term Agreement are $180,000, $197,000 and $214,000 in fiscal 1997, 1998 and 1999, respectively.

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

Note 7: Income Taxes

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

Note 8: Commitments

Operating Leases

The Company leases its offices under the terms of operating leases. Annual minimum rental payments for fiscal 1997, 1998, 1999, 2000, 2001 and thereafter are $2,552,000, $2,347,000, $1,735,000, $1,448,000, $1,394,000 and $118,000,
respectively. Rental expenses are recorded on a straight-line basis over the respective lease terms.

Note 9: Mandatorily Redeemable Convertible Preferred Stock

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

Note 10: Stockholders' Equity

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

General. The Company completed mergers with Informed Access Systems, Inc. ("Informed Access") and Clinical Reference Systems, LTD ("CRS") during November 1996. Both transactions were accounted for as pooling-of-interests and, accordingly, Management's Discussion of Financial Condition and Results of Operations refers to the historical financial statements of the Company that have been restated to include the consolidated financial statements of Access Health, Informed Access and CRS, and the combined results of operations and financial position of all three companies for the periods presented.


Results of Operations
---------------------

Revenues.  Revenues consist of revenues from personal health management
--------
services, which consist of program membership, member communications and teleservicing fees from the Company's Personal Health Advisor, First Help and ASK-A-NURSE contracts with managed care organizations, self-insured employers and hospitals, and licensing and support services related to the Company's ASK-A-NURSE, Cancer HelpLink, FirstHelp, Access Care Management System, LIFE MATCH products and patient education modules. Revenues increased from $17.2 million during the three months ended March 31, 1996 to $25.1 million during the three months ended March 31, 1997 and increased from $31.1 million during the six months ended March 31, 1996 to $49.7 million for the six months ended March 31, 1997.

Revenues from personal health management services increased from $14.3 million during the second quarter of fiscal 1996 to $22.5 million during the second quarter of fiscal 1997 and from $25.6 million during the first six months of fiscal 1996 to $44.4 million during the first six months of fiscal 1997 because the number of members enrolled under the Company's Personal Health Advisor (PHA) and FirstHelp contracts increased during these periods. As of March 31, 1997, approximately 17.9 million members were enrolled in PHA compared to approximately 9.8 million members enrolled as of March 31, 1996. Revenue from PHA contracts is recognized ratably in accordance with contract terms on the basis of per-member fees.

Revenues from licensing and support services decreased from $2.9 million during the second quarter of fiscal 1996 to $2.6 million during the second quarter of fiscal 1997 and from $5.5 million for the first six months of fiscal 1996 to $5.3 million during the first six months of fiscal 1997 due to the termination of several ASK-A-NURSE contracts. The Company expects revenues from licensing and support services to remain at approximately the same level as in the second quarter of fiscal 1997.*

Cost of revenues.  The cost of personal health management services revenues
----------------
includes the costs of operating the Company's services centers, on-going client consultation and charges for providing PHA member communications services. The gross margins for personal health management services were 41.6% during the second quarter of fiscal 1996 and 48.8% during the second quarter of fiscal 1997 and 40.2% during the first six months of fiscal 1996 compared to 49.2% during the first six months of fiscal 1997. Gross margin for personal health management services improved during the three and six months periods ended March 31, 1997 compared to the prior year due to economies of scale resulting from growth in PHA enrollment. The Company believes it is operating near targeted gross margin levels for personal health management services.*

The cost of licensing and support services revenues includes the costs of license implementations, on-going client consultation, annual users' conferences, advertising materials, and other support services for FirstHelp, ASK-A-NURSE, Cancer HELPLINK, Access Care Management System ("ACMS"), LIFE MATCH and CRS patient education modules licensees. The gross margin percentages for licensing and support services increased from 50.7% during the second quarter of fiscal 1996 to 64.7% during the second quarter of fiscal 1997 and from 52.4% for the first six months of fiscal 1996 to 61.9% for the first six months of fiscal 1997. Licensing and support services gross margin increases are due to increased efficiency resulting from organizational adjustments. While gross margins can fluctuate, the Company believes it is operating near targeted gross margin levels for licensing and support services.*

Product and other development expenses.  Product development expenses totaled
--------------------------------------
$1.2 million, or 7.1% of revenues, during the second quarter of fiscal 1996 and $2.0, or 8.1% of revenues, during the second quarter of fiscal 1997 and were $2.3 million, or 7.6% of revenues, for the first six months of fiscal 1996 compared to $4.4 million, or 8.8% of revenues, during the first six months of fiscal 1997. These expenses relate to the Company's continuing efforts to develop new products to meet the needs of consumers beyond triage and health information for general populations. The Company expects that product and other development expenses will increase during fiscal 1997 and could continue to increase as a percentage of revenues.*

Sales and marketing expenses.  Sales and marketing expenses were $2.4 million,
----------------------------
or 14.2% of revenues, and $1.9 million, or 7.6% of revenues, during the second quarter of fiscal 1996 and 1997, respectively, and were $4.2 million, or 13.6% of revenues, and $4.2 million, or 8.5% of revenues, during the first half of fiscal 1996 and 1997, respectively. Second quarter sales and marketing expenses decreased from fiscal 1996 to fiscal 1997 as a result of the integration of the sales teams of Access Health and Informed Access and because marking expenses in fiscal 1996 were not repeated in fiscal 1997. Sales and marketing expenses may increase in fiscal 1997 as the Company continues to pursue its strategy of building brand awareness for personal health management and increasing market penetration.

General and administrative expenses.  General and administrative expenses were
-----------------------------------
$2.1 million, or 11.9% of revenues, and $2.2 million, or 8.7% of revenues, during the second quarter of fiscal 1996 and 1997, respectively, and totaled $3.6 million, or 11.6% of revenues and $4.6 million, or 9.2% of revenues, during the first half of fiscal 1996 and 1997, respectively. The increase from fiscal 1996 to fiscal 1997 reflects additional infrastructure investment necessary to manage a larger and rapidly growing company and professional fees related to evaluating and negotiating strategic investment opportunities.

Transaction costs.  Transaction costs were charges recorded in the first quarter
-----------------
of fiscal 1997 associated directly with the merger of the Company with Informed Access and CRS and included professional fees of approximately $5.2 million.

Integration and restructuring costs.  Related to the mergers with Informed
-----------------------------------
Access and CRS, these costs were recorded during the first quarter of fiscal 1997 and included approximately $3.0 million for severence and related expenses, approximately $1.5 million for elimination of redundant technology and approximately $1.5 million for discontinuation of facilities and disposal of assets.

Income (loss) from operations.  Operating income increased from $1.7 million
-----------------------------
during the second quarter of fiscal 1996 to $6.5 million during the second quarter of fiscal 1997 due to factors and trends described in preceding paragraphs. Operating income decreased from income of $3.0 million during the first half of fiscal 1996 to a loss of $(1.4) million during the first half of fiscal 1997 as a result of the merger-related charges recorded during the first quarter of fiscal 1997 and described in the preceding two paragraphs.

Other income.  The Company generates interest and other income from cash
------------
balances and available-for-sale securities which are partially offset by interest expense on long-term debt. Other income decreased from $484,000 to $336,000 in the second quarter of fiscal 1996 and 1997, respectively, and from $726,000 to $715,000 during the first half of fiscal 1996 and 1997, respectively, primarily as a result of increases in interest expense on increased long-term debt acquired by Informed Access during the third quarter of fiscal 1996.

Effects of inflation and changing prices.  Inflation and changing prices have
----------------------------------------
not had a material effect on the Company's operations and, at current levels, are not expected to in future years.*

Liquidity and Capital Resources
-------------------------------

As of March 31, 1997, the Company held cash and equivalents and available-for-sale securities totaling $44.0 million which increased from a balance of $40.7 million as of September 30, 1996. Cash provided by operations during the first half of fiscal 1997 was $10.1 million compared with $4.0 million for the first half of fiscal 1996.

During January 1997, the Company purchased a $5.0 million debenture issued by America's Health Network, L. P. ("AHN"), a new 24-hour, 7 day a week cable television channel devoted to consumer health care information. The Company is a limited partner in AHN. AHN is not yet profitable and projections indicate that additional losses will need to be funded during current development stages. AHN's success in meeting its goals is dependent on its ability to obtain additional financing. The Company's $5 million investment in AHN and $5 million receivable from AHN are subject to the risk of a write-down or a complete write-off if AHN is unsuccessful. Such a write-down, should it occur, would result in a charge against earnings.

Gross accounts receivable decreased $2.7 million during the first half of fiscal 1997 primarily as result of increased focus on collection efforts.

During the first six months of fiscal 1997 $2.7 million of property and equipment were purchased. The Company expects to purchase additional capital equipment during the remaining two quarters of fiscal 1997 to expand its call centers and systems capacity.

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

Uncertainties Relating to Integration of Operations.   The Company recently
consummated the acquisition of Informed Access Systems, Inc. and Clinical Reference Systems, Ltd. with the expectation that the mergers will result in beneficial synergies for the combined companies. Achieving the anticipated benefits of the mergers will depend in part upon whether the integration of the two companies' businesses with the Company is achieved in an efficient, effective and timely manner, and there can be no assurance that this will occur. The successful combination of the two companies with Access Health will require, among other things, the timely integration of the companies' respective product and service offerings, coordination of their respective sales and marketing and research and development efforts and integration of the companies' respective telecommunications systems with Access Health. The difficulties of such integration may be increased by the necessity of coordinating geographically separated organizations. There can be no assurance that integration will be accomplished smoothly, on time or successfully. Integrating the operations of the two companies with Access Health could have a material adverse effect on Access Health's business and future operating results. For example, the process could: (i) interrupt Access Health's business resulting in lower revenues or slower revenue growth and/or increased operating expenses or inability to obtain synergies; (ii) divert management attention; (iii) place further pressure on Access Health's officers; and (iv) result in additional administrative expense. Failure to effectively accomplish the integration of the two companies' operations with Access Health could have a material adverse effect on Access Health's business, results of operations and financial condition.

Key Employees and Management of Change. The Company's success depends on a limited number of key management employees, none of whom is subject to post-employment non-competition restrictions other than certain officers. The loss of the services of one or more of these employees could have a material adverse effect on the Company. The Company believes that its continued success also will depend in large part on its ability to attract and retain highly-skilled management, marketing, sales and nursing personnel. Competition for such personnel is intense, and there can be no assurance that the Company will be successful in attracting and retaining such personnel as necessary. Furthermore, the Company's ability to manage change and growth successfully will require the Company to continue to improve its management expertise as well as its financial systems and controls.

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

Risk Management. In recent years, participants in the health care industry, including physicians, nurses and other health care professionals, have been subject to an increasing number of lawsuits alleging malpractice, product liability and related legal theories, many of which involve large claims and significant defense costs. Due to the nature of its business, the Company could become involved in litigation regarding the telephone information given by its registered nurses or those of its licensees with the risk of adverse publicity, significant defense costs and substantial damage awards. The Company has established policies and procedures that limit the information provided by its registered nurses to that contained in its protocols and in other approved reference sources. In connection with its teleservices operations, the Company has a quality assurance program that includes real-time audits of calls and post call reviews to monitor compliance with established policies and procedures. Generally clients review and approve the Company's algorithms, protocols and guidelines prior to program implementation and do not modify them without medical approval. To date, the Company has not been the subject of any claim involving either its clinical assessment systems, the operation of its teleservicing centers or the operation by hospital clients of on-site call centers. However, there can be no assurance that claims will not be brought against the Company. Even if such claims ultimately prove to be without merit, defending against them can be time consuming and expensive, and any adverse publicity associated with such claims could have a material adverse effect on the Company.

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

                          PART II - OTHER INFORMATION

ITEM 2.     CHANGES IN SECURITIES

     On March 13, 1997, the Company filed a Registration Statement on Form 8-A with the Securities and Exchange Commission in order to register share purchase rights issuable in accordance with the terms of the Preferred Shares Rights Agreement (the "Rights Agreement") between the Company and The First National Bank of Boston, as rights agent. Pursuant to the Rights Agreement, the Company's Board of Directors declared a dividend of one right (a "Right") to purchase one one-thousandth (1/1000th) share of the Company's Series A Participating Preferred Stock ("Series A Preferred") for each outstanding share of Common Stock $.001 par value ("Common Shares"), of the Company. Each Right entitles the registered holder to purchase from the Company one one-thousandth (1/1000th) of a share of Series A Preferred at an exercise price of $150.00 (the "Purchase Price"), subject to adjustment. Each Right will become exercisable following the tenth (10th) day (or such later date as may be determined by a majority of the Company's Board of Directors) after a person or group announces the acquisition of 20% or more of the Company's Common Shares or announces commencement of a tender offer, the consummation of which would result in ownership by the person or group of 20% or more of the outstanding Common Shares. The Company will be entitled to redeem the Rights at $0.001 per Right at any time on or before the tenth (10th) day following acquisition by a person or group of 20% or more of the Company's Common Shares, or such later date as determined by a majority of the directors continuing in office. If, prior to the redemption of the Rights, a person or group acquires 20% or more of the Company's Common Shares, each Right not owned by a holder of 20% or more of the Common Shares will entitle its holder to purchase, at the Right's then current exercise price, that number of Common Shares of the Company (or, in certain circumstances as determined by the Board, cash, other property or other securities) having a market value at the time of twice the Right's exercise price. If, after the tenth (10th) day following acquisition by a person or group of 20% or more of the Company's Common Shares, the Company sells more than 50% of its assets or earning power or is acquired in a merger or other business combination transaction, the acquiring person must assume the obligations under the Rights and the Rights will become exercisable to acquire Common Stock of the acquiring person for that number of shares of Common Stock of the acquiring person having a current market value of twice the exercise price of the Right. At any time after an event triggering exercisability of the Rights at the discounted price and prior to the acquisition by the acquiring person of 50% or more of the outstanding Common Shares, the Board of Directors of the Company may exchange the Rights (other than those owned by the acquiring person or its affiliates) for Common Shares of the Company at an exchange ratio of one Common Share per Right. For additional information relating to the Rights Agreement, please see the Registration Statement on Form 8-A filed by the Company on March 13, 1997.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        a) The annual meeting of stockholders was held on March 26, 1997 to elect directors and ratify independent auditors.

        b) The following directors were elected at the meeting to serve a one year term:

                Kenneth B. Plumlee
                Thomas E. Gardner
                Richard C. Miller
                Joseph P. Tallman
                John R. Durant, M.D.
                Kinney L. Johnson
                Alice H. Lusk
                Brent T. Rider
                Edward K. Rygiel
                Frank Washington

        c) The matters voted upon at the meeting and the results of the voting with respect to those matters were as follows:

                                                   For         Withheld
                                                ----------    -----------
          1) Election of Directors:
                Kenneth B. Plumlee              13,486,426      94,608
                Thomas E. Gardner               13,485,261      95,773
                Richard C. Miller               13,485,611      95,423
                Joseph P. Tallman               13,484,437      96,597
                John R. Durant, M.D.            13,520,976      60,058
                Kinney L. Johnson               13,526,307      54,727
                Alice H. Lusk                   13,525,606      55,428
                Brent T. Rider                  13,526,206      54,828
                Edward K. Rygiel                13,526,306      54,728
                Frank Washington                13,484,411      96,623

                                                                                   Broker
                                               For        Against     Abstain     Non-Votes
                                           ----------     -------     -------     ---------
          3) Ratification of Ernst &
             Young LLP as the Company's
             independent auditors for
             fiscal year 1997.             13,542,248     32,108       6,678           0

  The foregoing matters are described in detail in the Registrant's definitive proxy statement dated February 21, 1997 for the Annual Meeting of Stockholders held on March 26, 1997.

        d) Not applicable.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

        a)    Exhibits:

EXHIBIT           DESCRIPTION
-------           -----------
   2.1 (B)        Conformed Agreement and Plan of Reorganization by and among the Registrant, Access
                     Acquisition Corp. and Informed Access Systems, Inc. dated as of September 3, 1996
   3.1 (C)        Amended and Restated Certificate of Incorporation
   3.2 (C)        Amended and Restated Bylaws
   3.3 (D)        Certificate of Designation of Rights, Preferences and Privileges of Series A
                     Participating Preferred Stock of Access Health, Inc. filed on March 13,1997.
   4.1 (C)        Specimen Stock Certificate
   4.2 (A)        Registration Rights Agreement dated June 26, 1990 between Registrant and certain parties named therein
   4.3 (C)        Shareholder's Representation Statement and Registration Rights Agreement dated as of
                     November 25, 1996 between Registrant and various investors
   4.4 (C)        Registration Rights Agreement dated November 18, 1996
   4.5 (D)        Form of Preferred Shares Rights Agreement, dated as of March 12, 1997 between the
                     Company and The First National Bank of Boston, including exhibits
 10.26            AHN Partners, L.P. 8% Convertible Subordinated Debenture due 2001
 10.27            Form of Change of Control/Severance Agreement for all named Executive Officers
 27               Financial Data Schedule.

       (A) Incorporated by reference to Registrant's Form S-1 Registration No. 33-44604.
       (B) Incorporated by reference to Registrant's Registration Statement on Form S-4 (No. 333-13931).
       (C) Incorporated by reference to Registrant's Form 10-K for the year ended September 30, 1996.
       (D) Incorporated by reference to Registrant's Registration Statement on Form 8-A filed on March 13, 1997 (No. 000-19758).


        b) Reports on Form 8-K. No reports on Form 8-K were filed during the current quarter.

                                   Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 ACCESS HEALTH, INC.



Date:   May 12, 1997             /s/   John V. Crisan
                                 --------------------
                                 John V. Crisan
                                 Senior Vice President and Chief
                                  Financial Officer (principal financial
                                  officer of Registrant)

                                EXHIBIT INDEX

EXHIBIT           DESCRIPTION
-------           -----------
   2.1 (B)        Conformed Agreement and Plan of Reorganization by and among the Registrant, Access
                     Acquisition Corp. and Informed Access Systems, Inc. dated as of September 3, 1996
   3.1 (C)        Amended and Restated Certificate of Incorporation
   3.2 (C)        Amended and Restated Bylaws
   3.3 (D)        Certificate of Designation of Rights, Preferences and Privileges of Series A
                     Participating Preferred Stock of Access Health, Inc. filed on March 13,1997.
   4.1 (C)        Specimen Stock Certificate
   4.2 (A)        Registration Rights Agreement dated June 26, 1990 between Registrant and certain parties named therein
   4.3 (C)        Shareholder's Representation Statement and Registration Rights Agreement dated as of
                     November 25, 1996 between Registrant and various investors
   4.4 (C)        Registration Rights Agreement dated November 18, 1996
   4.5 (D)        Form of Preferred Shares Rights Agreement, dated as of March 12, 1997 between the
                     Company and The First National Bank of Boston, including exhibits
 10.26            AHN Partners, L.P. 8% Convertible Subordinated Debenture due 2001
 10.27            Form of Change of Control/Severance Agreement for all named Executive Officers
 27               Financial Data Schedule

       (A) Incorporated by reference to Registrant's Form S-1 Registration No. 33-44604.
       (B) Incorporated by reference to Registrant's Registration Statement on Form S-4 (No. 333-13931).
       (C) Incorporated by reference to Registrant's Form 10-K for the year ended September 30, 1996.
       (D) Incorporated by reference to Registrant's Registration Statement on Form 8-A filed on March 13, 1997 (No. 000-19758).