Form 10-Q
period 1997-06-30
ACCESS HEALTH INC
filed 1997-08-14
CIK 882304

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q

(Mark One)
[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 1997 or
                               -------------

[_] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

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

Number of shares of Common Stock Outstanding at July 31, 1997: 18,041,405 shares

                              Access Health, Inc.

                                     INDEX


                                                                   Page No.
                                                                   --------
PART I    FINANCIAL INFORMATION

  Item 1. Financial Statements

     Condensed consolidated balance sheets - September 30, 1996
      and June 30, 1997...........................................    4

    Condensed consolidated statements of operations - three months
      and nine months ended June 30, 1996 and 1997.................   5

    Condensed consolidated statements of cash flows - nine months
      ended June 30, 1996 and 1997................................    6

    Notes to condensed consolidated financial statements..........    7

  Item 2.  Management's discussion and analysis of financial
       condition and results of operations.......................     8

PART II.     OTHER INFORMATION


  Item 6. Exhibits and Reports on Form 8-K.......................    15

SIGNATURE........................................................    16

                        PART 1.  FINANCIAL INFORMATION

                              Access Health, Inc.
                     Condensed Consolidated Balance Sheets
              (In thousands, except per share and share amounts)
                                  (Unaudited)

                                                                September 30,     June 30,
                                                                    1996            1997
                                                                -------------    ------------
Assets:
  Current assets:
        Cash and equivalents..................................   $26,533          $ 34,848
        Available-for-sale securities.........................    14,126            14,128
        Accounts and licenses receivable, net of
         allowance for doubtful accounts of $884
         ($750 at September 30, 1996).........................    12,944            12,206
        Income taxes receivable...............................     1,917             1,917
        Prepaid expenses......................................     2,009             2,315
        Other current assets..................................     1,073             1,032
                                                                --------          --------
          Total current assets................................    58,602            66,446
        Property and equipment, net...........................    16,512            16,251
        Purchased intangibles, net of accumulated
         amortization of $4,765 ($4,327 at
         September 30, 1996)..................................     3,478             3,040
        Note receivable from AHN..............................         -             5,000
        Investment in AHN.....................................     5,000             5,000
        Other assets..........................................       700               442
                                                                --------          --------
                                                                 $84,292          $ 96,179
                                                                ========          ========

Liabilities and Stockholders' Equity
  Current liabilities:
        Accounts payable......................................   $ 4,314          $  3,482
        Accrued payroll and related expenses..................     3,413             3,953
        Accrued integration and restructuring costs...........         -             2,901
        Other accrued expenses................................     4,980             5,161
        Notes payable to related parties......................     1,500             1,243
        Current portion of long-term debt.....................       599               641
        Deferred revenues.....................................     4,500             5,035
                                                                --------          --------
           Total current liabilities..........................    19,306            22,416
  Long-term debt..............................................     1,344               839
  Commitments and contingencies
  Mandatorily redeemable convertible preferred
        stock, $.001 par value, aggregate liquidation
        and redemption preference of $10,995 at
        September 30, 1996; 3,859,196 shares
        authorized, 3,734,151 shares
        issued and outstanding as of
        September 30, 1996 (none at June 30, 1997)............    10,995                 -
  Stockholders' equity:
        Preferred stock, $.001 par value-5,000,000
         shares authorized, no shares issued and
         outstanding..........................................         -                 -
        Common stock, $.001 par value-75,000,000
         shares authorized, 17,994,445 shares
         issued and outstanding (13,684,927 at
         September 30, 1996)..................................        14                18
        Additional paid-in capital............................    58,182            72,965
        Deferred stock compensation...........................      (443)                -
        Accumulated deficit...................................    (5,106)              (59)
                                                                --------          --------
         Total stockholders' equity...........................    52,647            72,924
                                                                --------          --------
                                                                 $84,292          $ 96,179
                                                                ========          ========

                            See accompanying notes.

                                      Access Health, Inc.
                        Condensed Consolidated Statements of Operations
                            (In thousands, except per share amounts)
                                          (Unaudited)



                                                        Three months ended                            Nine months ended
                                                             June 30,                                      June 30,
                                           ------------------------------------------     ----------------------------------------
                                                  1996                   1997                   1996                   1997
                                           ------------------   ---------------------      ------------------   ------------------
Revenues:
   Personal health management services..              $17,199                 $23,909               $42,780                 $68,326
   Licensing and support services.......                2,776                   2,576                 8,252                   7,901
                                           ------------------   ---------------------     -----------------   ---------------------
       Total revenues...................               19,975                  26,485                51,032                  76,227

Costs and expenses:
   Cost of revenues:
       Personal health management
        services........................                9,486                  12,795                24,786                  35,377
       Licensing and support services...                1,484                     591                 4,089                   2,620
   Product and other development........                1,858                   1,932                 4,205                   6,329
   Sales and marketing..................                2,391                   2,270                 6,625                   6,516
   General and administrative...........                2,247                   2,080                 5,864                   6,638
   Transaction costs....................                    -                       -                     -                   6,345
   Integration and restructuring costs..                    -                       -                     -                   6,961
                                           ------------------   ---------------------    ------------------   ---------------------
       Total costs and expenses.........               17,466                  19,668                45,569                  70,786
                                           ------------------   ---------------------    ------------------   ---------------------

Income from operations..................                2,509                   6,817                 5,463                   5,441

Other income............................                  385                     520                 1,111                   1,235
                                           ------------------   ---------------------    ------------------   ---------------------
Income before income taxes..............                2,894                   7,337                 6,574                   6,676
Provision for income taxes..............                2,451                   1,761                 5,567                   1,629
                                           ------------------   ---------------------    ------------------   ---------------------

Net income..............................              $   443                 $ 5,576               $ 1,007                  $5,047
                                           ==================   =====================    ==================   =====================

Net income per share....................                $0.02                $   0.29                 $0.06                $   0.27
                                           ==================   =====================    ==================   =====================

Shares used in per share calculations...               18,949                  19,018                18,115                  18,973
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

                              Access Health, Inc.
                Condensed Consolidated Statements of Cash Flows
                  Increase (Decrease) in Cash and Equivalents
                                 (In thousands)
                                  (Unaudited)

                                                       Nine months ended
                                                             June 30,
                                              ---------------------------------------
                                                   1996                   1997
                                              ---------------        ----------------
Cash flows from operating activities:
 Net income ..................................        $ 1,007                 $ 5,047
 Adjustments to reconcile net income
  to net cash provided by operations:
  Allowance for doubtful accounts ............            178                     134
  Depreciation and amortization...............          2,766                   4,638
  Deferred stock compensation.................             --                     443
  Common stock issued for services
   rendered...................................             --                   2,233
  Common stock issued in consideration
   for discharge of obligation................             50                      --
  Deferred income taxes.......................          2,520                      --
 Changes in:
   Accounts receivable........................         (3,975)                    604
   Prepaid expenses and other current
    assets....................................         (1,078)                   (265)
   Accounts payable...........................          1,511                    (832)
   Accrued payroll and related expenses.......          1,207                     540
   Accrued integration and restructuring costs             --                   2,901
   Other accrued expenses.....................          3,958                     181
   Notes payable to related parties...........             --                    (257)
   Deferred revenues..........................            358                     535
                                              ---------------        ----------------
    Net cash provided by operating
     activities...............................          8,502                  15,902

Cash flows from investing activities:
 Purchase of available-for-sale
  securities, net.............................         (5,196)                     (2)
 Purchase of property and equipment...........         (8,555)                 (3,939)
 Note receivable from AHN.....................         (5,000)                 (5,000)
 Decrease in other assets.....................            809                     258
                                              ---------------        ----------------
    Net cash used by investing
     activities...............................        (17,942)                 (8,683)
                                              ---------------        ----------------

Cash flows from financing activities:
 Payment of long-term debt....................           (875)                   (463)
 Proceeds from note payable...................            680                      --
 Sale of common stock.........................         30,787                   1,559
                                              ---------------        ----------------
    Net cash provided by financing
     activities...............................         30,592                   1,096
                                               ---------------        ----------------

Net increase in cash and equivalents..........         21,152                   8,315
Elimination of IAS and CRS net cash
 activity for the three months ended
 December 31, 1995............................            446                      --
Cash and equivalents at beginning of
 period.......................................          9,815                  26,533
                                              ---------------        ----------------

Cash and equivalents at end of period.........       $ 31,413                $ 34,848
                                              ===============        ================

                            See accompanying notes.

                              Access Health, Inc.
              Notes to Condensed Consolidated Financial Statements
                                June 30, 1997
                                 (Unaudited)


Note 1:   Summary of Significant Accounting Policies

Interim Financial Statements

In the opinion of management the unaudited interim financial statements reflect all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company's consolidated financial position at June 30, 1997, consolidated results of operations for the three and nine month periods ended June 30, 1996 and 1997 and cash flows for the nine month periods ended June 30, 1996 and 1997. Results for the period ended June 30, 1997 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

The Company expects to incur a one-time charge of between $2.0 million and $3.0 million during the fourth quarter of fiscal 1997 related to the move of corporate headquarters to Broomfield, Colorado from Rancho Cordova, California.

Reclassifications

Certain reclassifications have been made to amounts reported for the prior periods to conform with the June 30, 1997 presentation.

Net Income (Loss) Per Share

The Company's net income (loss) per share is based upon the weighted average number of shares of common stock outstanding. Common stock issuable upon the exercise of stock options and warrants has been included in the computation, to the extent dilutive, using the treasury stock method. Common Stock issuable upon the conversion of mandatorily redeemable convertible preferred stock has been included in the computation to the extent dilutive, using the if-converted method. Mandatorily redeemable convertible preferred stock was converted into common stock in November 1996 in connection with the merger of Access Health and Informed Access (Note 3).

Note 2: New Accounting Pronouncement

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share", which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is expected to result in an increase in primary earnings per share for the three months ended June 30, 1996 and June 30, 1997 of $0.003 and $0.016 per share, respectively, and for the nine months ended June 30, 1996 and June 30, 1997 of $0.005 and $0.017 per share, respectively.

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

The Company is a limited partner in AHN. AHN is not yet profitable and projections indicate additional losses will need to be funded during current development stages. To date, AHN has not been successful at securing additional funding. The Company's $5.0 million investment in AHN and $5.0 million receivable from AHN are subject to the risk of a write-down or a complete write-off if AHN is unsuccessful at raising additional capital at reasonable terms.

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

The Company also has a term facility agreement (the "Term Agreement") whereby through December 1996 the Company could borrow, in one or more borrowings, an amount not to exceed $2 million in the aggregate, subject to certain conditions set forth in the Term Agreement. This commitment is in the form of a $680,000 note payable facility and a $1,320,000 capital lease facility. At June 30, 1997, cumulative borrowings under the note payable facility and capital lease facility aggregated $1,190,547. Borrowings under the Term Agreement are secured by certain of the Company's equipment, with an aggregate carrying value of approximately $1,200,000 at June 30, 1997. Amounts payable under the Term Agreement bear interest at 14.48%, are due at varying dates through September 1999, and require monthly payments of principal and interest totaling approximately $52,000. Amounts due under the note payable facility of the Term Agreement are $180,000, $197,000 and $214,000 in fiscal 1997, 1998 and 1999, respectively.

In connection with the Term Agreement, the Company issued warrants to the lender in October 1995 and May 1996. Under the terms of the warrants, the lender may acquire a number of shares of Series C preferred stock based on specified formulas set forth in the warrant agreements. The warrants are exercisable for ten years after the date of issuance or five years after the date an initial public offering is completed by Informed Access, whichever is longer. The value attributable to these warrants was not material. The warrants were converted into warrants to purchase common stock as a result of the merger with Access Health (Note 3).

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

Employee Stock Options

Informed Access option holders became Access Health option holders upon completion of the merger in November 1996 (See Note 3). As of December 31, 1996, 36,093 shares of common stock have been purchased through the exercise of options by former Informed Access option holders and options to purchase 560,500 shares of common stock remain outstanding and are all exercisable.

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

General.  The Company completed mergers with Informed Access Systems, Inc.
-------
("Informed Access") and Clinical Reference Systems, LTD ("CRS") during November 1996. Both transactions were accounted for as pooling-of-interests and, accordingly, Management's Discussion of Financial Condition and Results of Operations refers to the historical financial statements of the Company that have been restated to include the consolidated financial statements of Access Health, Informed Access and CRS, and the combined results of operations and financial position of all three companies for the periods presented.

During July 1997 the Company announced plans to move corporate headquarters to Broomfield, Colorado from Rancho Cordova, California.


Results of Operations
---------------------

Revenues.  Revenues consist of revenues from personal health management
--------
services, which consist of program membership, member communications and teleservicing fees from the Company's Personal Health Advisor, First Help and ASK-A-NURSE contracts with managed care organizations, physician organizations, self insured employers and hospitals, and licensing and support services related to the Company's ASK-A-NURSE, Cancer HelpLink, FirstHelp, Access Care Management System, LIFE MATCH products and patient education modules. Revenues increased 32.6% from $20.0 million during the three months ended June 30, 1996 to $26.5 million during the three months ended June 30, 1997 and increased 49.4% from $51.0 million during the nine months ended June 30, 1996 to $ 76.2 million for the nine months ended June 30, 1997.

Revenues from personal health management services increased from $17.2 million during the third quarter of fiscal 1996 to $23.9 million during the third quarter of fiscal 1997 and from $42.8 million during the first nine months of fiscal 1996 to $68.3 million during the first nine months of fiscal 1997 because the number of members enrolled under the Company's Personal Health Advisor (PHA) contracts increased during these periods. As of June 30, 1997, approximately
20.0 million members were enrolled in PHA compared to approximately 11.8 million members enrolled as of June 30, 1996. Revenue from PHA contracts is recognized ratably in accordance with contract terms on the basis of per-member fees.

Revenues from licensing and support services decreased from $2.8 million during the third quarter of fiscal 1996 to $2.6 million during the third quarter of fiscal 1997 and from $8.3 million for the first nine months of fiscal 1996 to $7.9 million during the first nine months of fiscal 1997 due to the discontinuation of several ASK-A-NURSE contracts.

Cost of revenues.  The cost of personal health management services revenues
----------------
includes the costs of operating the Company's services centers, on-going client consultation and charges for providing PHA member communications services. The gross margins for personal health management services were 44.8% during the third quarter of fiscal 1996 and 46.5% during the third quarter of fiscal 1997 and 42.1% during the first nine months of fiscal 1996 compared to 48.2% during the first nine months of fiscal 1997. Gross margin for personal health management services improved during the three and nine months periods ended June 30, 1997 compared to the prior year due to economies of scale resulting from growth in PHA enrollment. The Company believes it is operating near targeted gross margin levels for personal health management services*.

The cost of licensing and support services revenues includes the costs of license implementations, on-going client consultation, annual users' conferences, advertising materials, and other support services for

FirstHelp, ASK-A-NURSE, Cancer HELPLINK, Access Care Management System ("ACMS"), LIFE MATCH and CRS patient education modules licensees. The gross margin percentages for licensing and support services increased from 46.5% during the third quarter of fiscal 1996 to 77.1% during the third quarter of fiscal 1997 and from 50.4% for the first nine months of fiscal 1996 to 66.8% for the first nine months of fiscal 1997. Licensing and support services gross margin increases are due to changes in product licensing mix and increased efficiency resulting from organizational adjustments. While gross margins can fluctuate, the Company believes it is operating near targeted gross margin levels for licensing and support services*.

Product and other development expenses.  Product development expenses totaled
--------------------------------------
$1.9 million, or 9.3% of revenues, during the third quarter of fiscal 1996 and $1.9, or 7.3% of revenues, during the third quarter of fiscal 1997 and were $4.2 million, or 8.2% of revenues, for the first nine months of fiscal 1996 compared to $6.3 million, or 8.3% of revenues, during the first nine months of fiscal 1997. These expenses relate to the Company's continuing efforts to develop new products to meet the needs of consumers beyond triage and health information for general populations. The Company expects that product and other development expenses will increase during fiscal 1997 and could continue to increase as a percentage of revenues*.

Sales and marketing expenses.  Sales and marketing expenses were $2.4 million,
----------------------------
or 12.0% of revenues, and $2.3 million, or 8.6% of revenues, during the third quarter of fiscal 1996 and 1997, respectively, and were $6.6 million, or 13.0% of revenues, and $6.5 million, or 8.5% of revenues, during the first nine months of fiscal 1996 and 1997, respectively. Third quarter sales and marketing expenses decreased from fiscal 1996 to fiscal 1997 as a result of the integration of the sales teams of Access Health and Informed Access and because certain marketing expenses in fiscal 1996 were not repeated in fiscal 1997. Sales and marketing expenses may increase in fiscal 1997 as the Company continues to pursue its strategy of building brand awareness for its personal health management*.

General and administrative expenses.  General and administrative expenses were
-----------------------------------
$2.2 million, or 11.2% of revenues, and $2.1 million, or 7.9% of revenues, during the third quarter of fiscal 1996 and 1997, respectively, and totaled $5.9 million, or 11.5% of revenues and $6.6 million, or 8.7% of revenues, during the first nine months of fiscal 1996 and 1997, respectively. The increase from the first nine months of fiscal 1996 to the first nine months of fiscal 1997 reflects additional infrastructure investment made by two growing companies which was mitigated by efficiencies achieved as a result of the merger with Informed Access as evidenced in the decline from the third quarter of fiscal 1996 to the third quarter of fiscal 1997.

Transaction costs.  Transaction costs were charges recorded in the first quarter
-----------------
of fiscal 1997 associated directly with the merger of the Company with Informed Access and CRS and included professional fees of approximately $5.2 million.

Integration and restructuring costs.  Related to the mergers with Informed
-----------------------------------
Access and CRS, these costs were recorded during the first quarter of fiscal 1997 and included approximately $3.0 million for severance and related expenses, approximately $1.5 million for elimination of redundant technology and approximately $1.5 million for discontinuation of facilities and disposal of assets. The Company expects to incur a one-time charge of between $2.0 million and $3.0 million during the fourth quarter of fiscal 1997 related to the move of corporate headquarters to Broomfield, Colorado from Rancho Cordova, California*.

Income from operations.  Operating income increased from $2.5 million during the
----------------------
third quarter of fiscal 1996 to $6.8 million during the third quarter of fiscal 1997 due to factors and trends described in preceding paragraphs. Operating income decreased from $5.5 million during the first nine months of fiscal 1996 to $5.4 million during the first nine months of fiscal 1997 as a result of the merger-related charges recorded during the first quarter of fiscal 1997 and described in the preceding two paragraphs.

Other income.  The Company generates interest and other income from cash
------------
balances and available-for-sale securities which is partially offset by interest expense on long-term debt. Other income increased from $385,000 to $520,000 in the third quarter of fiscal 1996 and 1997, respectively, and from $1.1 million to $1.2 million during the first nine months of fiscal 1996 and 1997, respectively, primarily as a result of increases in invested cash and available-for-sale securities balances.

Effects of inflation and changing prices.  Inflation and changing prices have
----------------------------------------
not had a material effect on the Company's operations and, at current levels, are not expected to in future years*.


Liquidity and Capital Resources
-------------------------------

As of June 30, 1997, the Company held cash and equivalents and available-for-sale securities totaling $49.0 million which increased from a balance of $40.7 million as of September 30, 1996. Cash provided by operations during the first nine months of fiscal 1997 was $16.0 million compared with $8.5 million for the first nine months of fiscal 1996.

During January 1997, the Company purchased a $5.0 million debenture issued by America's Health Network, L. P. ("AHN"), a 24-hour, 7 day a week cable television channel devoted to consumer health care information. The Company is a limited partner in AHN. AHN is not yet profitable and projections indicate additional losses will need to be funded during current development stages. To date, AHN has not been successful at securing additional funding. The Company's $5 million investment in AHN and $5.0 million receivable from AHN are subject to the risk of a write-down or a complete write-off if AHN is unsuccessful at raising additional capital at reasonable terms.

During the first nine months of fiscal 1997 the Company purchased $3.9 million of property and equipment. The Company expects to purchase additional capital equipment during the remaining quarter of fiscal 1997 to expand its call centers and systems capacity.

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

Risk Factors That May Affect Future Operating Performance
---------------------------------------------------------

Ability to Secure Additional Contracts and Expand and Retain Existing Contracts. The Company's ability to increase revenues and profitability is largely dependent on the Company's ability to secure additional contracts and to retain and expand existing contracts. In addition, the Company's revenues are affected by the timing of member enrollment under new contracts. The Company could be adversely affected by the termination or non-renewal of any of the Company's contracts, or by renegotiation of the terms of contracts, particularly if the affected contracts cover a large number of members or represent a significant portion of the Company's health systems services revenue. In the past, the Company has renegotiated contracts prior to expiration resulting in reductions in the number of members and/or revenue per member rates. Any factors adversely affecting the market for the Company's products, including factors outside of the Company's control, such as adverse publicity or government regulatory action, would have a material adverse effect on the Company.

Dependence on Principal Customers. The Company's PHA contracts cover members ranging from approximately 3,000 members to 2.2 million members per contract and include one contract for 2.2 million members, one contract for 1.9 million members, two contracts for 1.7 million members, two contracts for 1.5 million members and one contract for 1.3 million members. In the three months ended June 30, 1997, the Company's three largest customers accounted for approximately 8.1%, 7.8%, and 7.4% of the Company's total revenues and the Company's top five customers, in the aggregate, accounted for approximately 34.7% of the Company's total revenues. After an initial term of approximately one to four years, contracts generally can be terminated upon 60 to 180 days notice to the Company. Two of the three largest contracts are up for renewal in fiscal 1998. The Company's contracts could also be subject to early termination by its customers if the Company were not in compliance with any applicable government regulation. The termination, non-renewal or renegotiation of any of such agreements could have a material adverse effect on the Company's operating results. See "Government Regulation."

Uncertainty of Future Operating Results. During fiscal 1994 the Company incurred significant expenses related to the start-up of its PHA and including the hiring and training of personnel and the expansion of infrastructure and sales and marketing programs. Because revenues from PHA and FirstHelp products were not sufficient to cover these start-up expenses, operating losses were sustained in fiscal 1994 and 1995. The Company returned to profitability in 1996 as additional members were enrolled in PHA and FirstHelp. There can be no assurance that the Company's revenues and profitability will continue to increase during fiscal 1997 and beyond. The Company may incur significantly increased sales, marketing and promotional expenses in the future, and may devote additional resources to the further development of PHA or other new products. To the extent that the Company incurs increased expenses, the Company's operating results will be adversely affected unless revenues and operating margins increase sufficiently to offset such expenditures. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

Acquisition-Related Risks.   The Company has grown in part through mergers and
acquisitions. The process of integrating an acquired company's business into the Company's operations may result in unforeseen operating difficulties and expenditures and may absorb significant management attention that would otherwise be available for the ongoing development of the Company's business. Moreover, there can be no assurance that the anticipated benefits of an acquisition will be realized. The Company intends to evaluate acquisitions of complementary product lines and businesses as part of its business strategy. Future acquisitions by the Company may result in potentially dilutive issuances of equity securities, the use of the Company's cash resources, the incurrence of debt and increased goodwill, and contingent liabilities and amortization expenses related to goodwill and other intangible assets, which could materially adversely affect the Company's operating results and financial condition. In addition, acquisitions involve numerous risks, including difficulties in the assimilation of the operations and the products of the acquired companies, in managing diverse geographic operations, the diversion of management's attention from other business concerns, risks of entering markets in which the Company has no or limited direct prior experience and the potential loss of key employees of the acquired company. The inability of the Company's management to respond to changing business conditions effectively, including the changes associated with its acquired businesses and product lines, could have a material adverse effect on the Company's results of operations.

Uncertainties Relating to Integration of Operations.   The Company consummated
the acquisitions of Informed Access Systems, Inc. and Clinical Reference Systems, Ltd. in November 1996 with the expectation that the mergers will result in beneficial synergies for the combined companies. Achieving the anticipated benefits of the mergers will depend in part upon whether the integration of the two companies' businesses with the Company is achieved in an efficient, effective and timely manner, and there can be no assurance that this will occur. The successful combination of the two companies with Access Health will require, among other things, the timely integration of the companies' respective product and service offerings, coordination of their respective sales and marketing and research and development efforts and integration of the companies' respective telecommunications systems with Access Health. The difficulties of such integration may be increased by the necessity of coordinating geographically separated organizations. There can be no assurance that integration will be accomplished smoothly, on time or successfully. Integrating the operations of the two companies with Access Health could have a material adverse effect on Access Health's business and future operating results. For example, the process could: (i) interrupt Access Health's business resulting in lower revenues or slower revenue growth and/or increased operating expenses or inability to obtain synergies; (ii) divert management attention; (iii) place further pressure on Access Health's officers; and (iv) result in additional administrative expense. Failure to effectively accomplish the integration of the two companies' operations with Access Health could have a material adverse effect on Access Health's business, results of operations and financial condition.

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

                          PART II - OTHER INFORMATION

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

        a)    Exhibits:

EXHIBIT           DESCRIPTION
-------           -----------
   2.1 (B)        Conformed Agreement and Plan of Reorganization by and among the Registrant, Access
                     Acquisition Corp. and Informed Access Systems, Inc. dated as of September 3, 1996
   3.1 (C)        Amended and Restated Certificate of Incorporation
   3.2 (C)        Amended and Restated Bylaws
   3.3 (D)        Certificate of Designation of Rights, Preferences and Privileges of Series A
                     Participating Preferred Stock of Access Health, Inc. filed on March 13,1997.
   4.1 (C)        Specimen Stock Certificate
   4.2 (A)        Registration Rights Agreement dated June 26, 1990 between Registrant and certain parties named therein
   4.3 (C)        Shareholder's Representation Statement and Registration Rights Agreement dated as of
                     November 25, 1996 between Registrant and various investors
   4.4 (C)        Registration Rights Agreement dated November 18, 1996
   4.5 (D)        Form of Preferred Shares Rights Agreement, dated as of March 12, 1997 between the
                     Company and The First National Bank of Boston, including exhibits
 10.26 (E)        AHN Partners, L.P. 8% Convertible Subordinated Debenture due 2001

 10.27 (E)        Form of Change of Control/Severance Agreement for all Named Executive Officers

 10.28            Amendment to Employment Agreement dated April 30, 1997 between Registrant and Kenneth B. Plumlee

 10.29            Amendment to Stock Option Agreements dated April 30, 1997 between Registrant and Kenneth B. Plumlee

 10.30            Separation Agreement and Mutual Release dated April 30, 1997 between Registrant and Thomas E. Gardner

 27               Financial Data Schedule.

       (A) Incorporated by reference to Registrant's Form S-1 Registration No. 33-44604.
       (B) Incorporated by reference to Registrant's Registration Statement on Form S-4 (No. 333-13931).
       (C) Incorporated by reference to Registrant's Form 10-K for the year ended September 30, 1996.
       (D) Incorporated by reference to Registrant's Registration Statement on Form 8-A filed on March 13, 1997 (No. 000-19758).
       (E) Incorporated by reference to Registrant's Form 10-Q for the quarter ended March 31, 1997.


        b) Reports on Form 8-K. No reports on Form 8-K were filed during the current quarter.

                                   Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 ACCESS HEALTH, INC.



Date:  August 13, 1997           /s/  Timothy H. Connor
                                 --------------------
                                 Timothy H. Connor
                                 Senior Vice President and Chief
                                  Financial Officer (principal financial
                                  officer of Registrant)

                                EXHIBIT INDEX

EXHIBIT           DESCRIPTION
-------           -----------
   2.1 (B)        Conformed Agreement and Plan of Reorganization by and among the Registrant, Access
                     Acquisition Corp. and Informed Access Systems, Inc. dated as of September 3, 1996
   3.1 (C)        Amended and Restated Certificate of Incorporation
   3.2 (C)        Amended and Restated Bylaws
   3.3 (D)        Certificate of Designation of Rights, Preferences and Privileges of Series A
                     Participating Preferred Stock of Access Health, Inc. filed on March 13,1997.
   4.1 (C)        Specimen Stock Certificate
   4.2 (A)        Registration Rights Agreement dated June 26, 1990 between Registrant and certain parties named therein
   4.3 (C)        Shareholder's Representation Statement and Registration Rights Agreement dated as of
                     November 25, 1996 between Registrant and various investors
   4.4 (C)        Registration Rights Agreement dated November 18, 1996
   4.5 (D)        Form of Preferred Shares Rights Agreement, dated as of March 12, 1997 between the
                     Company and The First National Bank of Boston, including exhibits
 10.26 (E)        AHN Partners, L.P. 8% Convertible Subordinated Debenture due 2001

 10.27 (E)        Form of Change of Control/Severance Agreement for all Named Executive Officers

 10.28            Amendment to Employment Agreement dated April 30, 1997 between Registrant and Kenneth B. Plumlee

 10.29            Amendment to Stock Option Agreements dated April 30, 1997 between Registrant and Kenneth B. Plumlee

 10.30            Separation Agreement and Mutual Release dated April 30, 1997 between Registrant and Thomas E. Gardner

 27               Financial Data Schedule

       (A) Incorporated by reference to Registrant's Form S-1 Registration No. 33-44604.
       (B) Incorporated by reference to Registrant's Registration Statement on Form S-4 (No. 333-13931).
       (C) Incorporated by reference to Registrant's Form 10-K for the year ended September 30, 1996.
       (D) Incorporated by reference to Registrant's Registration Statement on Form 8-A filed on March 13, 1997 (No. 000-19758).
       (E) Incorporated by reference to REgistrant's Form 10-Q for the quarter ended March 31, 1997.