Form 10-K
period 1997-09-30
ACCESS HEALTH INC
filed 1997-12-22
CIK 882304

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

(Mark One)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: September 30, 1997    OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

                         Commission File Number 0-19758

                            ------------------------

                              ACCESS HEALTH, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                     DELAWARE                              68-0163589
         (State or other jurisdiction of                (I.R.S. Employer
          incorporation or organization)             Identification Number)

 310 INTERLOCKEN PARKWAY, SUITE A, BROOMFIELD, CO            80021
     (address of principal executive offices)              (zip code)

       Registrant's telephone number, including area code: (303) 466-9500

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: Common Stock, $.001
                                   par value
                                (TITLE OF CLASS)

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  /X/    No  / /.

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of voting stock held by non-affiliates of the registrant as of November 30, 1997 was approximately $350,528,780 based upon the last sales price reported for such date on the NASDAQ National Market System. For purposes of this disclosure, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of Common Stock and shares held by officers and directors of the registrant, have been excluded in that such persons may be deemed to be affiliates. This determination is not necessarily conclusive.

    At November 30, 1997, registrant had outstanding 18,555,147 shares of Common Stock.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

    The information called for by Part III of this Form 10-K is incorporated by reference to the definitive proxy statement for the annual meeting of stockholders of the Company which will be filed no later than 120 days after September 30, 1997.

                               TABLE OF CONTENTS

                                                                                                                PAGE
                                                                                                                -----
PART I
               Item 1.      Business.......................................................................           4
               Item 2.      Properties.....................................................................          14
               Item 3.      Legal Proceedings..............................................................          14
               Item 4.      Submission of Matters to a Vote of Security Holders............................          14

PART II
               Item 5.      Market for Registrant's Common Equity and Related Stockholder Matters..........          15
               Item 6.      Selected Financial Data........................................................          16
               Item 7.      Management's Discussion and Analysis of Financial Condition and Results of
                              Operations...................................................................          17
               Item 7A.     Quantitative and Qualitative Disclosures About Market Risk.....................          26
               Item 8.      Financial Statements and Supplementary Data....................................          27
               Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial
                              Disclosure...................................................................          47

PART III
               Item 10.     Directors and Executive Officers of the Registrant.............................          48
               Item 11.     Executive Compensation.........................................................          48
               Item 12.     Security Ownership of Certain Beneficial Owners and Management.................          48
               Item 13.     Certain Relationships and Related Transactions.................................          48

PART IV
               Item 14.     Financial Statement Schedules, Reports on Form 8-K and Exhibits................          49
             SIGNATURES....................................................................................          53

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

OVERVIEW

    Access Health, Inc. ("Access Health" or the "Company") is a leading provider of care management products and services to the health care industry. The Company provides its services primarily through four telephonic care centers, which are staffed by registered nurses and other health care professionals. The Company's primary clients include health maintenance organizations ("HMO's"), preferred provider organizations ("PPO's"), indemnity insurers, integrated delivery systems, government agencies, self-insured employers and physician groups. The Company's objective is to measurably improve the delivery of health care through dynamically integrated programs that help individuals effectively manage their health needs. Its products and services are designed to help reform an inefficient health care system in ways that benefit health care payers, providers and individuals.

CORPORATE HISTORY

    The Company was founded in 1987 and until 1993 primarily provided consumer health care information products and services designed to help hospitals and other health care providers market their services. Beginning in 1993, the Company changed its focus to developing, marketing and delivering personal health management products and services to health plans and payors, which were primarily designed as a value added member benefit to help attract and retain members. At the same time, the Company altered its business model to price its products and services predominantly on a recurring per-member per-month fee basis rather than on a non-recurring basis. The Company enjoyed significant growth of its personal health management business through mid 1996, at which point customer demand for care management products, which provided demonstrable cost savings, began to intensify. At the time, healthcare service providers were experiencing increased price competition and rising medical costs, resulting in unprecedented high medical loss ratios and lower profitability. In November 1996, the Company merged with Informed Access Systems, Inc. ("Informed Access"), a developer of leading-edge clinical assessment tools and care management programs. With this merger, the Company significantly expanded its suite of care management products and substantially enhanced its ability to provide its customers a demonstrable return on investment. Also in November 1996, the Company acquired Clinical Reference Systems, Ltd. ("CRS"), which develops health information and patient education software programs. The Company's care management business has grown dramatically; the number of enrolled members has increased to approximately 23 million in November 1997 from over 14 million at the end of fiscal 1996.

INDUSTRY BACKGROUND

    The rate of health care spending increases in the United States continues to exceed gross domestic product ("GDP") growth. The Congressional Budge Office expects national health expenditures to reach 13.7% of GDP or slightly more than $1.1 trillion in 1997. Containment of health care costs has become a national priority. As a result, cost-conscious managed health care programs have increasingly influenced the health care system. These managed care programs have traditionally reduced the cost of healthcare by restricting access to care (through financial management techniques such as pre-authorization, pre-certification, and concurrent and retrospective review programs to manage members' use), pushing cost risk down to providers and reducing administrative expenses. While these techniques have been moderately successful in controlling costs, there is increasing evidence that their returns are diminishing. Because the approach to managing care has largely been to restrict supply, a number of inefficiencies continue to persist, which have contributed to escalating health care costs. These include:

    - LACK OF ACCESS AND INAPPROPRIATE USE OF HEALTH CARE RESOURCES. Individuals who lack timely access to health care and to reliable health care information may delay needed treatment, self-treat inappropriately or seek unnecessary care, all of which can lead to poor health outcomes and higher costs. For example, studies indicate that up to 55% of all emergency room visits may be inappropriate.

    - LACK OF PREVENTIVE CARE AND EARLY INTERVENTION. Appropriate preventive care and early intervention can dramatically influence health and well being and is cost-effective. Preventive care and timely intervention both depend on an individual's access to information.

    - INSUFFICIENT CHRONIC CONDITION MANAGEMENT. In managing chronic conditions today, there exists a significant gap between nationally accepted disease management guidelines and the actual day-to-day patient practices. This gap results in less than optimal patient care and unnecessary medical costs and other related costs, including missed work days. Approximately 70% of overall health care costs incurred today are chronic-condition related.

    Care management programs have been developed in response to these problems. These programs generally include telephone-based health counseling services to help individuals optimize their use of the health care system. These services increase members' involvement in managing their own health and empower them to make better-informed decisions. The information they receive provides member the opportunity to obtain proper care and to avoid unnecessary care, reduce health care costs, improve health outcomes and increase satisfaction with their health care plans.

STRATEGY

    The Company seeks to measurably improve the quality and costs of care people receive by becoming an integral part of health care delivery. The Company's goal is to further integrate its services with its customers' delivery of care, resulting in increased utilization of the Company's products and services across an increasing number of members. It seeks to accomplish these goals through the following business strategies:

    - BUILD ENROLLMENT THROUGH DEMONSTRATED RESULTS. Access Health seeks to continue building market share through rapid enrollment growth. The Company is focused on building enrollment through increased member penetration within existing accounts and contracting with new client sponsors. The Company believes that its sales and marketing strategy (see "Sales, Marketing and Support") coupled with its ability to provide a compelling return on investment for customers in the form of reduced health care costs, increased member satisfaction and improved quality of care will be the primary drivers for continued rapid enrollment growth.

    - INCREASE REVENUE PER MEMBER THROUGH NEW PRODUCTS AND SERVICES. The Company's average revenue per member derived from its care management products today is a small fraction of the national averages spent per-member per-month for health care services. Because Access Health's care management products are utilization-based, the Company seeks to significantly expand the average revenue per member it receives per enrolled member by increasing adoption of its higher utilization, advanced care management and condition management products.

    - EXTEND CAPABILITIES THROUGH STRATEGIC PARTNERSHIPS. In addition to the Company's internal product development and process improvement efforts, the Company continues to actively evaluate possible new business models and strategic relationships and acquisitions to further expand its product capabilities and membership base.

PRODUCTS AND SERVICES

    The Personal Health Advisor-Registered Trademark- ("PHA") product line features a core set of care management products and services that provide members with consistent clinical assessment and guidance about the use of health care services for both acute and chronic conditions and to help guide these individuals to the most appropriate point of care within a managed care network. Managed care providers and insurers use PHA to facilitate easier access to the plan network by members, reduce operating costs by reducing inefficient use of network resources and improve the quality of care for plan members. PHA products are used by managed care organizations in a variety of applications including use as the primary "gateway" to a plan network, as an emergency room pre-certification tool, a health care management tool for individuals with chronic conditions, or solely as a health care information service for plan members. PHA also provides extensive reporting, which enables managed care organizations to more efficiently configure their service delivery network.

    The foundation of the PHA product line is the Company's proprietary Clinical Decision Architecture ("CDA"). The CDA provides the structure surrounding the Company's patented process for the consistent assessment of a patient's condition, the arrival at an appropriate care recommendation, and the linking of a patient with a provider who has the requisite clinical expertise to care for the condition or symptom set identified. CDA primarily utilizes four information databases, including a database of over 550 proprietary risk-sorting clinical algorithms, a detailed provider information database, a health care information database that includes extensive self-care instructions and a database of health plan members and rules pertinent to the plan structure.

    The PHA care management programs are designed to address the needs for both acute and chronic care management. The PHA programs offer customers a flexible solution, allowing virtually any combination of product components to meet a customer's unique needs. Each of the products can also be offered in a stand-alone environment. Most importantly, when a sponsor chooses multiple products to offer its members, the components are integrated seamlessly using the CDA's common delivery platform and information warehouse. In doing so, a person-based, custom care management program is created for each member that is delivered through a single point of access.

    ACUTE CARE MANAGEMENT PROGRAMS

    FIRSTHELP-TM-. The FirstHelp-TM- patient assessment system is the acute care cornerstone for all of the PHA services. The FirstHelp-TM- patient assessment system is a clinically advanced, proprietary process for assessing a caller's symptoms, integrating a providers' recommendations and providing consistent care recommendations. The FirstHelp-TM- system provides the basis for the Company's 24-hour-a-day telephone triage services provided for health plan members, and assists health plans and providers in reducing emergency room and physician office visits for conditions which can safely be treated in less intensive settings. A key component of the Company's CDA, the FirstHelp-TM-system consists of over 550 risk-sorting clinical algorithms, including modules for pediatrics, adults, women, seniors, and mental health. The algorithms employ a series of predetermined questions in a set order-- a proprietary technique designed to mimic physician assessment. With this system, nurses can effectively guide callers to the most appropriate level of care. High physician concordance (more than 93%) with FirstHelp-TM- assessment recommendations means that advice given in an acute episode will likely mirror that of the patient's own physician. When a condition will not benefit from a provider visit, callers are given self-care instructions and are offered a follow-up call to check progress. Physicians benefit by receiving fewer after-hours calls and handling more appropriate office visits.

    ER ACCESS-SM-. The ER Access-SM- program is designed to measurably reduce unnecessary ER utilization and associated costs while concurrently educating members and improving member satisfaction. The program utilizes the FirstHelp-TM- patient assessment algorithms, which allow Access Health's care center nurses to assess the urgency of a patient's need for medical care and the level and timing of the intervention needed. Care center nurses are able to perform symptomatic assessments on members who were planning to go to the ER, and in many cases will recommend a lower and less costly level of care. ER Access-SM- offers the added benefit of relieving the primary care physician from direct involvement in approving or denying emergency care.

    OPEN ACCESS. For health plans looking to offer alternatives to the primary care "gatekeeper" referral process, the Company has developed an "intelligent gateway" to care. With its Open Access program in place and available to members 24 hours a day, 7 days a week, Access Health's nurses can assess patient needs and match patients with appropriate providers based on health plan rules. Through the FirstHelp-TM- patient assessment algorithms and the capabilities of the CDA, members are guided to providers who have indicated a specific focus on the clinical conditions identified. Open Access provides an effective means of matching patient needs with an appropriate provider when a specialty referral can be predicted.

    PROVIDER PROFILER-SM-. Provider Profiler-SM- is a PC-based software tool is designed to collect extensive, important information about a provider's background and current practice for use in patient-provider matching. Once it is determined that a caller's symptoms require a provider evaluation, this information can be linked to a provider who can best manage the symptom set, who is located in the caller's area, and whose office hours accommodate the urgency of the evaluation. The system is also designed to support provider credentialing activities in accordance with NCQA standards, and can function as an electronic provider directory to help members identify and select a physician quickly.

    DISEASE AND CONDITION MANAGEMENT PROGRAMS

    ASTHMA CARE MANAGEMENT AND DIABETES CARE MANAGEMENT PROGRAMS. Access Health has developed disease management programs designed to proactively assist patients with the longitudinal management of chronic conditions in accordance with physician prescribed regimens. The goals of the programs are to improve the quality of life for patients with chronic conditions by reducing the risk of complications and to help contain health care costs by reducing the need for extensive use of health care services. Patients enrolled in the disease management program receive regular calls from specialized Access Health nurses who monitor the patient's condition and the patient's compliance with a treatment regimen. The enrolled patients also receive information to educate them on how to effectively manage their chronic condition.

    9 MONTHS & BEYOND-SM- MATERNITY MANAGEMENT PROGRAM. 9 Months & Beyond-SM-is the PHA program for expectant mothers designed to support physician and health plan goals using comprehensive telephone-based maternal education, monitoring and counseling - throughout pregnancy and after delivery. The program regularly monitors each member's level of risk for experiencing preterm labor, delivering a low birth weight baby, and/or delivering via cesarean section. This information drives an intervention program that includes both general education and personalized counseling aimed at reducing the member's risk for any of these outcomes as well as the costs usually associated with these outcomes.

    FIRST WARNING. First Warning is a case management alert system designed to alert a health plan's internal case management function whenever a caller is identified as having a certain high risk or potentially high-cost condition. Examples include the presence or diagnosis of a chronic condition such as arthritis, diabetes, or low back pain or the presence of symptoms of early labor. The First Warning system is designed as an adjunct to other PHA components; however, it also serves as a mechanism for enrolling eligible patients in one or more of the PHA disease/condition management programs.

    ADDITIONAL PRODUCTS AND SERVICES

    FIRST WELCOME-SM-. Access Health is introducing a new member contact program, called First Welcome-SM-, to assist managed care organizations in introducing new members to a health plan, selecting primary care providers for them, and conducting a preliminary evaluation of these members' medical conditions and potential health care needs. The program is designed to identify and initiate appropriate interventions within the structure of the plan, including the ability to enroll members in Access Health's disease/condition management programs.

    RIGHT CALL MEMBER COMMUNICATIONS SERVICES. Right Call member communication services are tailored to meet specific sponsor needs. These services consist of the development, execution and fulfillment of membership enrollment materials, such as membership kits, newsletters and other mailings, on-going communication programs designed to facilitate appropriate use of PHA programs, and fulfillment of member requests for literature for specific health care topics.

    AUDIOHEALTH LIBRARY-REGISTERED TRADEMARK-. Customers have access via touch-tone or rotary telephone to the PHA audiotext self-care library. The AudioHealth Library-Registered Trademark- is a sophisticated database of pre-recorded information on over 500 health topics, including information on specific conditions and self-care and prevention information. After reviewing information in the AudioHealth Library-Registered Trademark-, the customer can elect to speak directly with an Access Health nurse.

    PREVENTIVE CARE REMINDER SYSTEM. Access Health developed the Preventive Care Reminder System in response to the growing needs of its clients to meet NCQA preventive care standards, to ensure favorable performance in satisfying HEDIS measures of quality, and to improve compliance with basic preventive care recommendations of national organizations including the U.S. Preventive Services Task Force and the American Academy of Pediatrics. The service is provided as an adjunct to other PHA services as a delivery system for personalized reminders to members about recommended preventive measures, such as mammograms and pap smears. The Preventive Care Reminder System improves health care by boosting compliance with preventive care standards.

    PHA ONLINE. PHA Online is an interactive and proactive service that offers PHA members highly personalized health information and online activities based on their needs and interests. It can be easily configured to work in conjunction with a health plan's objectives - including member recruitment, development and services, and open enrollment campaigns. The PHA Online service is anchored by an Internet website (WWW.PHA-ONLINE.COM) that encourages members to continually interact with the service.

    LICENSING AND SUPPORT SERVICES.

    The Company also licenses PHA acute care products to customers who offer the services through their own care centers. These products are licensed with a recurring license revenue stream tied to utilization and/or the size of the population served. The Company also offers other products under a variety of licensing formulas. These other products are listed below.

    ACCESS CARE MANAGEMENT SYSTEM-SM-. The Access Care Management System-SM-("ACMS"), introduced in 1994, is utilized by those organizations seeking to provide in-house care management services. ACMS is an integrated package of software, clinical guidelines and care management functions that enables hospitals, physician groups, integrated health care delivery systems and health plans to offer care management services directly to patients and member groups through the sponsoring organization's own telephone call center. ACMS customers pay the Company on a per-member per-month basis and in return receive technical support and software and clinical database upgrades.

    ASK-A-NURSE-REGISTERED TRADEMARK-. The ASK-A-NURSE-Registered Trademark-family of products is licensed to hospitals and other health care systems, enabling them to provide health care information and referral services. The ASK-A- NURSE-Registered Trademark- product family was introduced in 1987 and is currently licensed to more than 50 clients representing over 130 participating hospitals in the United States.

    CANCER HELPLINK-REGISTERED TRADEMARK- SYSTEM. The Cancer HELPLINK-Registered Trademark- product is a specialized information and referral system staffed by Access Health nurses experienced in cancer care and trained in the extensive information needs of cancer patients, their families and others concerned about cancer. The Cancer HELPLINK system, introduced in 1989, provides needed information to patients diagnosed with cancer and refers callers who have cancer symptoms to appropriate physicians and diagnostic and treatment services. The Company's cancer products are currently licensed to more than 17 clients representing over 20 hospitals.

    HEALTHSELECT. The Company sells and supports the HealthSelect software products, which are designed to support health care information and referral programs. These products enable participating hospitals to match individuals' health care needs with physicians and hospital services and to manage referral, medical information and reporting functions. In addition, these software products allow hospitals to manage membership programs, scripted outbound call programs and other database management activities. More than 120 hospitals have licensed HealthSelect software.

PRODUCT DEVELOPMENT

    The Company's growth and future success largely depend upon its ability to develop new products for the health care industry and to continue to enhance its existing care management products. Additional care management applications that are in various stages of development and planned for general release in 1998 include disease management programs for cardiac conditions, pulmonary conditions in addition to asthma, hypertension, and depression. Also in the design and development phase are programs to assist health plan customers in utilization review and utilization management, as well as a program to assist customers in identifying workers' compensation episodes. General and ongoing development initiatives include:

    - ALGORITHMS. The Company regularly evaluates and enhances its FirstHelp-TM-clinical algorithms based upon advances in medicine and upon its own internal continuous quality improvement initiatives.

    - TECHNOLOGY INFRASTRUCTURE. The Company continues to enhance its infrastructure by installing new hardware and software systems to improve capability, ease of use and scalability. The Company is in the process of completing a common technology platform whereby all care centers will use a common hardware, software and voice technology platform. This integrated platform is scheduled to be rolled out to its existing customers during calendar 1998.

    - CUSTOMIZED PRODUCTS. The Company customizes products for specific market segments such as those with special literacy or foreign language needs.

    - ELECTRONIC DELIVERY SYSTEMS. The Company has developed and continues to expand its capabilities to use on-line communications and other electronic media to deliver the Company's products and services.

PRINCIPAL CUSTOMERS

    The Company markets its products and services to managed care organizations, government agencies, self-insured employers, hospitals, integrated hospital organizations, physician groups, and independent physician associations.

    Enrolled members of the Company are those for whom the Company receives revenues. As of November 30, 1997, the Company had contracts with customers representing approximately 23 million members enrolled in PHA. Also as of this date, the Company had commitments for approximately 3 million new members to be enrolled in its care management programs in future quarters. Some of the commitments included in this backlog figure are subject to final contract execution. Certain of the Company's contracts specify a guaranteed enrollment rate for members and the Company receives revenues for such amounts even if the customer has not yet identified all the particular members. After initial terms of approximately one to four years, contracts generally can be terminated upon 60 to 360 days notice. No single client accounted for more than 10% of the Company's annual revenues in fiscal 1997.

    The Company's ACMS, ASK-A-NURSE-Registered Trademark- and Cancer HELPLINK-Registered Trademark- products are currently licensed to more than 80 clients. Examples of the Company's principal customers for these product lines include Florida Hospital in Orlando, Riverside Health Systems and Emory University Systems of Health Care in Atlanta.

SALES, MARKETING AND SUPPORT

    Access Health sells its products and services exclusively through its direct sales and account management force. The Company employs a combined sales and account team strategy, dedicating two high level sales representatives with two-to-three account managers to each of six distinct national geographic regions. These teams are incented to add new clients and grow new business with existing accounts through the addition of new members, higher utilization of existing products and adoption of new products. The Company is primarily focused on selling the Company's products and services to managed care organizations, self-insured employers, commercial insurers, government entities, and hospitals and health care systems.

    The Company also employs a client services department to assist in its on-going relationships with clients through the use of client service teams that include implementation, clinical and technical support representatives. These teams work closely with new and existing clients to implement custom tailored programs, coordinate member communication programs, ensure client satisfaction, and evaluate program effectiveness.

    The Company's marketing strategy also includes building brand awareness and brand identity for its Personal Health Advisor, ASK-A-NURSE and Cancer HELPLINK products.

COMPETITION

    The market for the Company's products and services is highly competitive. The Company's competition includes independent companies as well as divisions of large managed care organizations. The Company also faces competition from potential customers who may elect to develop their own personal care management solutions, and the Company expects to face competition from new entrants to the market. The Company believes that it competes favorably on the basis of price and value, operational capabilities, clinical content of its proprietary clinical algorithms, ability to rapidly enroll new members and performance with respect to cost savings, superior outcomes and member satisfaction. To the extent the Company offers new products or services or offers its existing products and services in new markets, it expects to face increased competition from competitors which may have substantially greater financial, marketing or technical resources than the Company, as well as from industry consolidations that create larger competitors offering new products and services.

GOVERNMENT REGULATION

    The health care industry is subject to extensive and evolving government regulation at both the Federal and State levels relating to many aspects of the Company's and its clients' businesses, including the provision of health care services, teleservicing, health care referral programs, health maintenance organizations and other similar plans. These statutes and regulations in many cases predate the development of telephone-based health care information and other interstate transmission and communication of medical information and services. The language of certain of these statutes and regulations governing the provision of health care services, including, without limitation, the practice of nursing and the practice of medicine, could be construed by regulatory authorities to apply to certain of the Company's teleservicing activities, which use California, Illinois, Arizona and Colorado registered nurses to provide care management services such as nursing assessments and information regarding appropriate sources of care and treatment time frames. These statutes and regulations could also apply to certain activities of the Company's health service customers when operating the Company's programs. In addition, the language of the statutes and regulations governing health maintenance organizations and other plans that provide or arrange for the provision of health care services for a prepaid or periodic charge could be construed by regulatory authorities to apply to certain activities of the Company that are provided on a per-member per-month basis. If regulators seek to apply any of the foregoing statutory and regulatory requirements to the Company or to others operating in a manner substantially similar to the Company, then the Company, its employees and/or its clients could be required to obtain additional licenses or registrations, to modify or curtail the operation of the Company's programs, to modify the method of payment for the Company's programs, or to pay fines or incur other penalties.

    The payment of remuneration to induce the referral of health care business was the subject of increasing governmental and regulatory focus in recent past years. Section 1128B(b) of the Social Security Act (sometimes referred to as the "Federal anti-kickback statute") provides criminal penalties for individuals or entities that knowingly and willfully offer, pay, solicit or receive remuneration in order to induce referrals for items or services for which payment may be made under the Medicare and Medicaid programs and certain other government-funded programs. The Social Security Act provides authority to the Office of the Inspector General through civil proceedings to impose penalties and to exclude an individual or entity from participation in the Medicare and state health programs if it is determined any such party has violated Section 1128B(b) of the Social Security Act. Regulations have been promulgated specifying certain payment practices, which will not be subject to criminal prosecution or civil penalties. These regulations, commonly referred to as the "safe harbor" regulations, do not expand the scope of the Federal anti-kickback statute, and the fact that a business arrangement does not fit within a safe harbor does not mean the business arrangement violates the Federal anti-kickback statute. Some of the Company's programs involve payment for referral services and meet most, but not all, of the requirements of the safe harbor for referral services. A number of states in which the Company operates have anti-kickback statutes similar to the Federal statute, as well as statutory and regulatory requirements governing referral agencies and regulating franchising and business opportunity ventures. In addition, the Federal government and a number of states have enacted statutes which contain outright prohibitions on referrals for specified services which are made by referring providers who have an ownership interest in, or compensation arrangement with, the entity to which the referral is made. If the Company or the use of its products and services were to be found in violation of such statutes, the Company or its clients could be required to modify or curtail the operation of the Company's programs, or to pay fines or incur other penalties, and the Company's clients could be excluded from participation in federal healthcare programs, including Medicare and Medicaid programs and could be precluded from charging fees and obtaining reimbursement for specified services.

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

RISK MANAGEMENT

    In recent years, participants in the health care industry, including physicians, nurses and other health care professionals, have been subject to an increasing number of lawsuits alleging malpractice, product liability and related legal theories, many of which involve large claims and significant defense costs. Due to the nature of its business, the Company could become involved in litigation regarding the telephone information given by its registered nurses or those of its licensees with the risk of adverse publicity, significant defense costs and substantial damage awards. The Company has established policies and procedures that limit the information provided by its registered nurses to that contained in its algorithms and protocols and in other approved reference sources. In connection with its teleservices operations, the Company has a quality assurance program that includes real-time audits of calls and post call reviews to monitor compliance with established policies and procedures. Generally, clients review and approve the Company's algorithms, protocols and guidelines prior to program implementation and do not modify them without medical approval. To date, the Company has not been the subject of any claim involving either its clinical assessment systems, the operation of its teleservicing centers or the operation by hospital clients of on-site care centers. However, there can be no assurance that claims will not be brought against the Company. Even if such claims ultimately prove to be without merit, defending against them can be time consuming and expensive, and any adverse publicity associated with such claims could have a material adverse effect on the Company.

    While the Company maintains professional liability insurance, there can be no assurance that claims in excess of the Company's insurance coverage will not arise or that all claims would be covered by such insurance. In addition, although the Company has not experienced difficulty in obtaining insurance coverage in the past, the Company may seek increased insurance coverage as its business grows. There can be no assurance that the Company will be able to maintain existing insurance coverage or obtain increased coverage on acceptable terms or at all.

INTELLECTUAL PROPERTY

    The Company regards its software, clinical decision architecture ("CDA"), algorithms, clinical nursing assessment protocols and marketing and program operation materials as proprietary and takes action to protect its intellectual property with patents, copyrights, trademarks, trade secret laws and restrictions on disclosure, copying and transferring title. The Company has been issued patents in the United States that cover a number of inventions, including the structure, use and process of its CDA and clinical database and certain capabilities of the provider profiler product. There can be no assurance that competitors, some of which have substantial resources and have made substantial investments in competing technologies, will not seek to apply for and obtain patents that will prevent, limit or interfere with the Company's ability to make, use or sell its products either in the United States or in international markets. Litigation or regulatory proceedings, which could result in substantial cost and uncertainty to the Company may also be necessary to enforce the Company's intellectual property rights, including patents, or to determine the scope and validity of other parties' proprietary rights. It is also possible that the Company may need to acquire licenses to, or contest the validity of, issued or pending patents of third parties relating to the Company's technology. There can be no assurance that any of such licenses would be made available to the Company on acceptable terms, if at all, or that the Company, if it were to contest the validity of any issued or pending patents, would prevail. In addition, the Company could incur substantial costs in defending itself in suits brought against the Company on its patents or in bringing suits against third parties to enforce the Company's proprietary rights including patents. The Company also relies on copyright, trademarks, trade secret laws and restrictions on disclosure, copying and transferring title. Despite the Company's precautions, it may be possible for unauthorized third parties to copy aspects of the Company's products or to obtain and use information that the Company regards as proprietary. Existing copyright laws afford only limited practical protection. In addition, the laws of some foreign countries do not protect the Company's proprietary rights to the same extent as do the laws of the United States, which could be a factor if the Company expands into markets outside the United States.

EMPLOYEES

    As of September 30, 1997, the Company had 692 full-time and 187 part-time employees, including 481 registered nurses. None of the Company's employees are covered by a collective bargaining agreement, and the Company believes that its relations with its employees are good.

PHYSICIAN ADVISORS

    The Company's medical affairs are directed by Barry W. Wolcott, M.D., Senior Vice President and Chief Medical Officer, board certified in internal medicine. He is supported by Jeremy J. Nobel, M.D., Senior Vice President for Medical Affairs, board certified in internal medicine, Marcella L. Thiel, M.D., Vice President and Medical Director, board certified in family practice, Steve Silverstein, M.D., Vice President of Algorithm Development, board certified in internal medicine and emergency medicine, David Suttle, M.D., Medical Director of Care Center Operations, board certified in pediatrics with a specialty in adolescent medicine, Maury Gloster, M.D., board certified in internal medicine and endocrinology, and Rufus S. Howe, R.N., M.N., F.N.P., Vice President, Disease Management. In addition, the Company has entered into consulting arrangements with other physicians who are recognized clinical experts. These physician consultants assist the Company with setting direction and strategy for clinical activities, developing and assuring the quality of Company algorithms and clinical nursing assessment protocols, responding to new and emerging medical information, developing new clinical applications, and providing consulting services to client medical directors. The Company's medical advisors are as follows:

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

    The Company's medical advisors receive an annual retainer and consult with the Company on a periodic basis. Dr. Dawdy and Dr. Derlet typically devote approximately one to four days per month to Company matters, and the other medical advisors typically devote approximately one day per quarter to the Company's matters. Dr. Gloster receives an hourly consulting as opposed to an annual retainer.

    Calvin J. Hobel, M.D., member of the 9 Months and Beyond Physician's Advisory Panel. Dr. Hobel is Professor of Obstetrics, Gynecology and Pediatrics at the UCLA School of Medicine and is also co-director of NIH Perinatal Training Program at the Harbor-UCLA School of Medical Center. Dr. Hobel is board certified in obstetrics and gynecology with a specialty in maternal-fetal medicine.

ITEM 2. PROPERTIES

    The Company's corporate offices are located in Broomfield, Colorado in a 33,000 square foot facility pursuant to a lease which expires in June 1998 with an option to extend to June 1999. The Company also leases a 20,825 square foot facility in Boulder, Colorado in a lease which expires in December 1999. The Company currently occupies 11,571 square feet of this building and has subleased the rest to a third party. In the first half of 1998, the Company will move into two leased buildings in Broomfield, Colorado and sublet its existing Boulder facility. The first of the two facilities will house the Colorado call center in 21,500 square feet, with an option to lease another 20,000 square feet. That lease expires November, 2012. The second building will be the Company's headquarters and corporate offices, and will consist of 70,000 square feet. That lease expires in February 2013. The Company's largest call center facility is located in Rancho Cordova, California, and comprises 53,892 square feet subject to a lease that expires in November 2001, and 17,441 square feet subject to a lease that expires in March 1999, respectively. In addition, the Company has lease agreements for operational facilities in three other cities, of which one is for an 8,374 square foot call center facility in Arlington Heights, Illinois and expires in September 1998, one is for a 14,671 square foot call center facility in Phoenix, Arizona and expires in September 2001. The Company believes that its facilities are adequate for its business as presently operated.

ITEM 3. LEGAL PROCEEDINGS

    Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not Applicable.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company's Common Stock is traded on the Nasdaq National Market under the symbol "ACCS". The following table sets forth, for the periods indicated, the range of the low and high sales prices for the Company's Common Stock as reported on the Nasdaq National Market beginning in fiscal year 1995.

                                                                                                    HIGH          LOW
                                                                                                 ----------    ----------
Fiscal 1996*:
  First Quarter...............................................................................    $30 21/64     $13 53/64
  Second Quarter..............................................................................     44            27 1/2
  Third Quarter...............................................................................     65 1/2        38 3/4
  Fourth Quarter..............................................................................     59 1/4        38

Fiscal 1997:
  First Quarter...............................................................................     56 1/4        30 1/2
  Second Quarter..............................................................................     45 1/4        13 1/2
  Third Quarter...............................................................................     25 5/8        11 1/2
  Fourth Quarter..............................................................................     35 1/8        23

Fiscal 1998:
  First Quarter (through December 9, 1997)....................................................     40 3/4        29 1/2

------------------------

* The prices shown prior to February 29, 1996 have been adjusted to reflect a three-for-two stock split effected in the form of a stock dividend as of that date.

    As of December 9, 1997, there were approximately 655 holders of record of the Common Stock. On December 9, 1997, the last reported sale price on the Nasdaq National Market for the Common Stock was $32.00.

    The Company has not declared or paid any cash dividends on its Common Stock. The Company presently intends to retain earnings for use in its business and therefore does not anticipate paying cash dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

                      SELECTED CONSOLIDATED FINANCIAL DATA
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

    The selected consolidated financial data at September 30, 1996 and 1997 and for the years ended September 30, 1995, 1996 and 1997 have been derived from the audited consolidated financial statements and should be read in conjunction with such consolidated financial statements and notes thereto, which are included herein. The consolidated financial data at September 30, 1993, 1994 and 1995 and for the years ended September 30, 1993 and 1994 have been derived from audited consolidated financial statements not included herein. The selected consolidated financial data below reflects the combined results of operations of Informed Access Systems, Inc., Clinical Reference Systems, Inc. and the Company.

                                                                          YEARS ENDED SEPTEMBER 30,
                                                            ------------------------------------------------------
                                                              1993       1994       1995       1996        1997
                                                            ---------  ---------  ---------  ---------  ----------
Revenues:
  Care management services................................  $     585  $   9,544  $  26,484  $  61,178  $   93,729
  Licensing and support services..........................     16,581      8,047      9,526     10,925      10,598
                                                            ---------  ---------  ---------  ---------  ----------
      Total commercial revenues...........................     17,213     17,591     36,010     72,103     104,327
  Development program with related party..................      2,197      2,274         --         --          --
                                                            ---------  ---------  ---------  ---------  ----------
      Total revenues......................................     19,410     19,865     36,010     72,103     104,327
Costs and expenses:
  Cost of revenues:
    Care management services..............................        450     10,324     19,374     34,653      49,237
    Licensing and support services........................      9,471      3,179      4,961      5,349       3,244
  Product and other development...........................      2,074      2,309      3,298      6,545       7,922
  Development program.....................................      2,455      2,541         --         --          --
  Sales and marketing.....................................      2,756      4,650      5,487      9,468       8,907
  General and administrative..............................      2,050      3,263      4,540     10,391       8,614
  Transaction costs.......................................         --         --         --         --       6,345
  Integration and restructuring...........................         --         --         --         --       9,661
                                                            ---------  ---------  ---------  ---------  ----------
      Total costs and expenses............................     19,256     26,266     37,660     66,406      93,930
                                                            ---------  ---------  ---------  ---------  ----------
Income (loss) from operations.............................        154     (6,401)    (1,650)     5,697      10,397
Non-operating income (expense):
  Impairment loss on interests in AHN.....................         --         --         --         --     (10,000)
  Interest and other income...............................        661        657        877      1,633       2,182
  Interest expense........................................       (273)      (175)      (150)      (186)       (324)
                                                            ---------  ---------  ---------  ---------  ----------
Income (loss) before income taxes.........................        495     (5,919)      (923)     7,144       2,255
  Provision (credit) for income taxes.....................        724     (1,352)      (242)     6,050      (2,363)
                                                            ---------  ---------  ---------  ---------  ----------
Net income (loss).........................................  $    (229) $  (4,567) $    (681) $   1,094  $    4,618
                                                            ---------  ---------  ---------  ---------  ----------
                                                            ---------  ---------  ---------  ---------  ----------
Net income (loss) per share (1)...........................  $   (0.02) $   (0.44) $   (0.06) $    0.06  $     0.24
                                                            ---------  ---------  ---------  ---------  ----------
                                                            ---------  ---------  ---------  ---------  ----------
Shares used in per share calculations (1).................     10,259     10,360     11,000     18,502      19,360
                                                            ---------  ---------  ---------  ---------  ----------
                                                            ---------  ---------  ---------  ---------  ----------


                                                                                SEPTEMBER 30,
                                                            ------------------------------------------------------
                                                              1993       1994       1995       1996        1997
                                                            ---------  ---------  ---------  ---------  ----------
Balance Sheet Data:
  Total assets............................................  $  25,178  $  27,980  $  37,082  $  84,292  $  102,654
  Working capital.........................................     11,802      9,827     13,869     39,296      60,586
  Long-term debt..........................................      1,039        725        531      1,344         678
  Mandatorily redeemable convertible preferred stock......      1,635      3,635     10,635     10,995          --
  Stockholders' equity....................................     16,512     16,012     16,393     52,647      80,336

------------------------

(1) Shares used in per share calculations have been adjusted for three-for-two stock split.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS WHICH INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THE RESULTS ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS SET FORTH HEREUNDER AND SUCH DIFFERENCES IN FUTURE OPERATING PERFORMANCE COULD BE MATERIAL.

GENERAL

    The Company is a leading provider of care management products and services to the health care industry. The Company was founded in 1987 and until 1993 primarily provided consumer health care information products and services designed to help hospitals and other health care providers market their services. Beginning in 1993, the Company changed its focus to developing and marketing personal health and care management products and services to health plans and payors.

    During November 1996, the Company completed mergers with Informed Access Systems ("Informed Access"), in exchange for 5,375,000 shares of Access Health Common Stock (including 4,778,317 shares issued to Informed Access shareholders and 596,683 shares reserved for future grant to Informed Access option holders) and Clinical Reference Systems, Ltd. ("CRS"), in exchange for 170,000 issued shares of Access Health Common Stock. Both transactions were accounted for as pooling-of-interests.

    Informed Access was founded in 1992 and was a leading provider of care management products and services to the health care industry. Informed Access' primary clients were major managed health care organizations including health maintenance organizations (HMO's), preferred provider organizations (PPO's), indemnity insurers, integrated delivery systems and physician groups. CRS develops and markets patient education software products that enable health care providers to produce easy-to-read handouts on a variety of medical and drug topics. The following discussion includes the results of operations of Informed Access and CRS.

    CARE MANAGEMENT SERVICES. The Company's Personal Health Advisor-Registered Trademark- ("PHA") product line is a suite of care management services which generate recurring revenues through a fee structure that is based on utilization of PHA services, subject typically to a minimum per-member per-month fee. Care management revenues are generated principally from the Company's PHA contracts. Managed care organizations, health plans and large self-insured employers contract for use of PHA services by their members or employees in order to reduce unnecessary health care utilization, improve member satisfaction, lower health care costs and improve quality of care. The Company also earns fees for providing member communications services to its customers.

    LICENSING AND SUPPORT SERVICES. The Company also licenses certain of its acute care products and other products and services to hospitals and other health care providers. Those products include First Help-TM-, the ASK-A-NURSE-Registered Trademark- family of products, CANCER HELPLINK-Registered Trademark-, Access Care Management System-SM- ("ACMS") and HealthSelect. The Company's revenues from these products include license fees, as well as on-going fees for program support, teleservices, and direct marketing activities.

    The following shows the components of the Company's consolidated statements of operations as a percentage of total revenues:

                                                                             1995       1996       1997
                                                                           ---------  ---------  ---------
Revenues:
  Care management services...............................................       73.5%      84.8%      89.8%
  Licensing and support services.........................................       26.5       15.2       10.2
                                                                           ---------  ---------  ---------
    Total revenues.......................................................      100.0%     100.0%     100.0%

Costs and expenses:
  Cost of revenues:
    Care management services.............................................       53.8       48.1       47.2
    Licensing and support services.......................................       13.8        7.4        3.1
  Product and other development..........................................        9.2        9.1        7.6
  Sales and marketing....................................................       15.2       13.1        8.5
  General and administrative.............................................       12.6       14.4        8.3
  Transaction costs......................................................         --         --        6.1
  Integration and restructuring..........................................         --         --        9.3
                                                                           ---------  ---------  ---------
    Total costs and expenses.............................................      104.6%      92.1%      90.0%
                                                                           ---------  ---------  ---------

Income (loss) from operations............................................       (4.6)       7.9       10.0
Impairment loss on interests in AHN......................................         --         --       (9.6)
Interest and other income, net...........................................        2.0        2.0        1.8
                                                                           ---------  ---------  ---------
Income (loss) before income taxes........................................       (2.6)       9.9        2.2
Provision (credit) for income taxes......................................       (0.7)       8.4       (2.2)
                                                                           ---------  ---------  ---------
Net income (loss)........................................................       (1.9)%       1.5%       4.4%
                                                                           ---------  ---------  ---------
                                                                           ---------  ---------  ---------

Gross margins by product line:
  Care management services...............................................       26.8%      43.4%      47.5%
  Licensing and support services.........................................       47.9%      51.0%      69.4%

RESULTS OF OPERATIONS

    REVENUES. Revenues are comprised of revenues from care management services and revenues from licensing and support services. Revenues increased 100.0% from $36.0 million in fiscal 1995 to $72.1 million in fiscal 1996 and 44.7% to $104.3 million in fiscal 1997.

    Revenues from care management services increased 131.0% from $26.5 million in fiscal 1995 to $61.2 million in fiscal 1996 and 53.2% to $93.7 million in fiscal 1997 because of an increase in members enrolled under the Company's care management contracts. As of September 30, 1997, approximately 22.3 million members were enrolled, an increase of 54.9% compared to approximately 14.4 million enrolled as of September 30, 1996. 4.3 million were enrolled as of September 30, 1995. Revenue from care management contracts are recognized ratably on a per-member per-month basis commencing upon the enrollment of members.

    Revenues from licensing and support services increased 14.7% from $9.5 million in fiscal 1995 to $10.9 million in fiscal 1996 and decreased 3.0% to $10.6 million in fiscal 1997. Licensing and support services revenues include licensing, implementation, program support and teleservicing fees associated with the Company's FirstHelp-TM-, ASK-A-NURSE-Registered Trademark-, CANCER HELPLINK-Registered Trademark-, ACMS and HealthSelect licensed products. Revenues from patient education software sales are also included. The Company expects that licensing and software support revenues will remain constant or increase moderately in terms of absolute dollars while at the same time decline as a percentage of total revenues due to revenue growth from other products and services.

    COST OF REVENUES. The cost of care management services revenues includes the costs of operating the Company's care centers, on-going client consultation and charges for providing care management member communications services. The gross margin percentages for care management services were 26.8%, 43.3% and 47.5% for fiscal 1995, 1996 and 1997, respectively. Gross margins for care management services improved from 1995 to 1996 and 1997 because economies of scale and operating efficiencies were achieved by virtue of the growth in care management enrollments, as previously discussed.

    The cost of licensing and support services revenues includes the costs of licensing implementations, call processing, on-going client consultation, annual users' conferences, advertising materials, and other support services for First Help-TM-, ASK-A-NURSE-Registered Trademark-, CANCER HELPLINK-Registered Trademark-, ACMS and HealthSelect licensees. It also includes costs associated with publishing and distributing patient education software to healthcare providers. The gross margin percentages for licensing and support services were 47.9%, 51.0% and 69.4% for fiscal 1995, 1996 and 1997, respectively. Year to year fluctuations in gross margins are the result of changes in the mix of product and services sales with varying margins. The increase from fiscal 1996 to fiscal 1997 is due to the replacement of lower margin ASK-A-NURSE-Registered Trademark- business with higher margin FirstHelp-TM- licensing and patient education software sales.

    PRODUCT AND OTHER DEVELOPMENT EXPENSES. Product and other development expenses increased 98.5% from $3.3 million in 1995 to $6.5 million in 1996 and 21.0% to $7.9 million in fiscal 1997. These costs relate to enhancements of the Company's care center systems and clinical applications, and the development of other products and services intended to serve selected markets. Beginning in fiscal 1996, product development also included costs associated with the development of new disease management products and PHA OnLine. The Company expects product and other development expenses to remain relatively constant in fiscal 1998 as it continues to make investments in care management and disease management products and services.

    SALES AND MARKETING EXPENSES. Sales and marketing expenses consist of expenses related to both the care management and license and support services products. These expenses increased 72.6% from $5.5 million in 1995 to $9.5 million in 1996 and decreased 5.9% to $8.9 million in 1997. Sales and marketing expenses as a percentage of revenues were 15.2%, 13.1% and 8.5% in fiscal 1995, 1996 and 1997, respectively. Increased sales and marketing expenses from fiscal 1995 to fiscal 1996 reflected higher levels of lead generation activity, expansion of the sales team and increased sales commissions related to the increase in revenues. The decrease in sales and marketing expenses from fiscal 1996 to fiscal 1997 was the result of synergies achieved by the post-merger consolidation of sales and marketing activities. Sales and marketing expenses declined as a percentage of revenues from fiscal 1995 to fiscal 1996 and fiscal 1997 due to the growth in care management services revenues previously discussed.

    Sales and marketing expenses will likely increase in fiscal 1998 in terms of absolute dollars as the Company pursues its strategy of selling and servicing an expanding suite of care management and disease management products and may increase as a percentage of revenues.

    GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased 128.9% from $4.5 million in 1995 to $10.4 million in 1996 and decreased 17.1% to $8.6 million in 1997. As a percentage of revenue, general and administrative expenses were 12.6%, 14.4% and 8.3% in 1995, 1996 and 1997, respectively. The expense increase from 1995 to 1996 reflects increased expenses for management information systems and additional finance, human resources and executive level personnel. The decline from fiscal 1996 to fiscal 1997 was the result of synergies achieved by the post-merger consolidation of redundant general and administrative activities.

    TRANSACTION COSTS AND INTEGRATION AND RESTRUCTURING COSTS. Transaction costs of $6.3 million reflect charges associated directly with the merger of the Company with Informed Access and CRS and included professional fees of approximately $5.2 million. Also related to the mergers were integration and restructuring costs recorded in the first and fourth quarters of fiscal 1997, which included approximately $6.3 million for severance and related expenses, approximately $400,000 for elimination of redundant technology, approximately $1.2 million for discontinuation of facilities, approximately $900,000 for disposal of assets and approximately $900,000 for relocation and other costs.

    INCOME (LOSS) FROM OPERATIONS. Operating income (loss) increased from a loss of $1.7 million in fiscal 1995 to income of $5.7 million in fiscal 1996 and $10.4 million in fiscal 1997. Excluding one time non-recurring transactions, integration and restructuring costs, operating income was $26.4 million in fiscal 1997. The loss from operations in fiscal 1995 can be attributed to losses incurred by Informed Access prior to the merger, which, while still in its formative stage, made significant investments in developing a sophisticated clinical approach to providing care management services. The change to profitability in fiscal 1996 and further increases in profitability in fiscal 1997 are due to economies of scale associated with increased enrollments and revenues combined with synergies achieved by combining operating companies.

    NON-OPERATING INCOME (EXPENSE). The Company generates net interest income primarily from cash balances and investments. Interest and other income increased from $877,000 in fiscal 1995 to $1.6 million in fiscal 1996 and to $2.2 million in fiscal 1997. The increases are primarily due to increasing cash and short-term investment balances resulting from positive cash flow from operations. The increase in fiscal 1996 was due to additional capital raised in December 1995 by the Company's secondary public offering of its common stock. Interest expense of $150,000, $186,000, and $324,000 in fiscal 1995, 1996, and
1997, respectively, is associated with long-term leases for office equipment and certain other short term indebtedness including notes payable to related parties.

    The loss on interests in America's Health Network ("AHN") recorded in the fourth quarter of fiscal 1997 was a result of the Company's determination that its equity investment in and note receivable from AHN were impaired.

    INCOME TAXES. The Company recorded an income tax benefit of $242,000 in 1995, an income tax provision of $6.1 million in fiscal 1996, and an income tax benefit of $2.4 million in fiscal 1997, respectively. The NOL carryforward associated with pre-merger operating losses of Informed Access exceeded fiscal 1997 pretax income. The resulting future tax benefit was recognized in fiscal 1997 because of the likelihood that it will be utilized against anticipated future earnings.

    EFFECTS OF INFLATION AND CHANGING PRICES. Inflation and changing prices have not had a material effect on the Company's operations and, at current levels, are not expected to in future years.

LIQUIDITY AND CAPITAL RESOURCES

    The Company has funded its operations through the sale of equity securities, cash flow from operations and incurrence of debt. Cash provided by operations increased 102.2% from $4.6 million for fiscal 1995 to $9.1 million for fiscal 1996 and 130.8% to $21.0 million for fiscal 1997. The Company raised net proceeds of $29.5 million from a public offering of Common Stock in the first quarter of fiscal 1996. As of September 30, 1997 the Company held cash and equivalents and available-for-sale securities totaling $58.0 million.

    Accounts and licenses receivable increased 89.7% from $6.8 million in fiscal 1995 to $12.9 million in fiscal 1996 primarily as a result of increased revenue from PHA contracts. Accounts and licenses receivable decreased 3.1% to $12.5 million in fiscal 1997 due to a reduction in payment cycle.

    In fiscal 1995, 1996 and 1997 the Company used cash and equivalents to invest in short-term investments. In fiscal 1995 and 1996 the Company made significant additions to property and equipment to expand its call center operations. During April 1996, the Company invested $5.0 million in AHN. In exchange, the Company received a limited partnership interest in AHN. In January 1997, the Company elected to invest an additional $5 million in AHN in the form of a convertible debenture. As discussed above, the Company recorded a $10.0 million charge to operations relating to AHN in the fourth quarter of fiscal 1997.

    The Company's long-term debt and capital lease obligations together have been reduced to a total of $1.3 million as of September 30, 1997.

    The Company expects to spend approximately $7.5 million to purchase capital equipment and computer software in fiscal 1998 to expand its call centers and corporate headquarters in Broomfield, CO. The Company could increase its expenditures for call center expansion in fiscal 1998 depending on the timing and extent of increases in member enrollment.

    The Company believes its current capital resources are adequate to fund cash needs for anticipated operating levels for at least the next twelve months. The Company also may use capital resources in connection with business expansion that may include the acquisition of complementary product lines or businesses during fiscal 1998 or beyond.

IMPACT OF THE YEAR 2000 ON COMPUTER SYSTEMS

    The Company's computer systems and infrastructure have been expanded and enhanced during the past two years. As part of that development, the architectural design has taken into account the Year 2000 issue. As a result, management believes that the Year 2000 issue will be resolved in a timely fashion and will not materially affect future financial results, or cause reported financial information to be inaccurate.

FACTORS THAT MAY AFFECT FUTURE OPERATING PERFORMANCE

    ABILITY TO SECURE ADDITIONAL CONTRACTS AND EXPAND AND RETAIN EXISTING CONTRACTS. The Company's ability to increase revenues and profitability is largely dependent on the Company's ability to secure additional care management contracts and to retain and expand existing contracts. The Company could be adversely affected by the termination or non-renewal of any of the Company's contracts, or by renegotiation of the terms of contracts, particularly if the affected contracts cover a large number of members or represent a significant portion of the Company's licensing and support services revenue. The Company has renegotiated various care management contracts which have reduced the number of members or the per-member per-month fee. Any factors adversely affecting the market for the care management or the licensing and support services products, including factors outside of the Company's control, such as adverse publicity or government regulatory action, would have a material adverse effect on the Company.

    DEPENDENCE ON PRINCIPAL CUSTOMERS. A significant portion of the Company's revenues are generated by a limited number of customers. The Company's PHA contracts range from approximately 800 members to 3.0 million members per contract. The five largest single customer enrollments in PHA total 3.0 million,
2.4 million, 1.9 million, 1.5 million and 1.5 million members. In fiscal 1997, the Company's three largest customers accounted for approximately 8.0%, 7.8%, and 6.9% of the Company's total revenues and the Company's top five customers, in the aggregate, accounted for approximately 33.4% of the Company's total revenues. After an initial term of approximately one to four years, contracts generally can be terminated upon 60 to 360 days notice to the Company. Three of the five largest contracts are up for renewal in 1998. The Company's contracts could be subject to early termination by its customers if the Company were not in compliance with any applicable government regulation. The termination, non-renewal or renegotiation of any of such agreements could have a material adverse effect on the Company's operating results. See "Government Regulation."

    UNCERTAINTY OF FUTURE OPERATING RESULTS. The Company's quarterly operating results may fluctuate significantly in the future as a result of a variety of factors, many of which are outside the Company's control. There can be no assurance that the Company's revenues and profitability will increase during fiscal 1998 and beyond. The Company's revenues may be materially adversely affected by the termination or non-renewal of the Company's contracts or by the renegotiation of the terms of such contracts. The Company may incur significantly increased sales, marketing and promotional expenses during fiscal 1998, and may devote additional resources to the further development of care management, disease management or other new products. To the extent that the Company incurs increased expenses, the Company's operating results will be adversely affected unless revenues and operating margins increase sufficiently to offset such expenditures. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

    COMPETITION. The market for the Company's products and services is highly competitive and the Company expects that competition will intensify in the future. There are a number of competitors that offer products or services that compete with some or all of those offered by the Company. Existing and potential clients may also evaluate the Company's products or services against internally developed programs. Increased competition could result in pricing pressure and margin erosion. In its existing business and as the Company offers new products or services, or enters new markets, it may face increased competition from competitors, some of which have substantially greater financial, marketing and technical resources than the Company. In particular, several smaller competitors have recently been acquired or are expected to be acquired by companies with substantially greater financial, marketing and technical resources than the Company, and this could lead to increased competition. There can be no assurance that the Company will continue to compete successfully.

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

    CARE CENTER OPERATIONS. The Company maintains member service and data centers ("care centers") in Rancho Cordova, California; Chicago, Illinois; Broomfield, Colorado; and Phoenix, Arizona. The Company's operations depend on the adequate functioning of the computer and telephone systems in its call centers. Although the Company has taken precautions to provide for power, computer, and telephone systems redundancy, there can be no assurance that a fire or other disaster affecting the centers or an equipment failure would not disable the Company's systems for a significant period of time. Any significant damage to the Company's facilities or an equipment failure could have a material adverse effect on the Company's business, financial condition and results of operations.

    The successful operation of the Company's care centers is based on a networked information system. The information system provides care center nurses and health care counselors with access to care management applications and a database of information including member information, plan, rules, physician information and clinical algorithms and guidelines. The Company is in the process of developing a new information system which combines certain aspects of the different systems developed by Access Health and Informed Access. Failure to successfully develop and implement this new information system could delay revenues or increase operating costs and could have a material adverse effect on the Company. The ability to continue to develop, implement and support the Company's information systems is dependent on its ability to employ and retain experienced technical personnel. If the Company is unable to hire and retain required technical personnel or is required to pay compensation at significantly higher levels to attract and retain technical personnel it could have a material adverse effect on the Company's financial results.

    LIMITATIONS ON PROTECTION OF PROPRIETARY RIGHTS. The Company regards its software, clinical algorithms and nursing assessment tools, clinical operational expertise and marketing and program operation materials as proprietary and takes action to protect its intellectual property with patents, copyrights, trademarks, trade secret laws and restrictions on disclosure, copying and transferring title. Despite the Company's precautions, it may be possible for unauthorized third parties to copy aspects of the Company's products or to obtain and use information that the Company regards as proprietary. There can be no assurance that competitors, some of which have substantial resources and have made substantial investments in competing technologies, will not seek to apply for and obtain patents that will prevent, limit or interfere with the Company's ability to market its products and services either in the United States or in international markets. Access Health could incur substantial costs in defending itself in suits against the Company or its proprietary rights or in bringing suits against those parties to enforce Access Health's proprietary rights. The Company has been issued patents on its clinical algorithms in the United States and has filed for patent protection is some foreign countries. There is no assurance that such patents will not be challenged or invalidated. Existing copyright laws afford only limited practical protection. In addition, the laws of some foreign countries do not protect the Company's proprietary rights to the same extent as do the laws of the United States, which could be a factor depending upon into which countries outside the United States the Company expands.

    MANAGEMENT OF GROWTH. The Company has experienced rapid growth in recent years. Continued rapid growth may place a significant strain on the Company's management, telecommunications systems, operational infrastructure, working capital and financial and management control systems. The difficulties of managing growth may be increased by the necessity of coordinating geographically separated organizations. In order for the Company to manage its client base successfully, management will be required to anticipate the changing demands of the Company's growing operations and to adopt systems and procedures accordingly. Failure to effectively implement or maintain such systems and controls could adversely affect the Company's business, results of operation and financial condition. Further, there can be no assurance that the Company's current information systems, telecommunications systems and operational infrastructure will be adequate for its future needs, or that Access Health will be successful in implementing new systems. Failure to upgrade its information systems, telecommunications systems and operational infrastructure or unexpected difficulties encountered with these systems during expansion could adversely affect the Company's business, financial condition and results of operations.

    ACQUISITION-RELATED RISKS. The Company has grown in part through mergers and acquisitions. The Company intends to evaluate acquisitions of product lines and businesses as part of its business strategy. The process of integrating an acquired company's business into the Company's operations may result in unforeseen operating difficulties and expenditures and may absorb significant management attention that would otherwise be available for the ongoing development of the Company's business. Moreover, there can be no assurance that the anticipated benefits of an acquisition will be realized. Future acquisitions by the Company could result in potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities and amortization expenses related to goodwill and other intangible assets, which could materially adversely affect the Company's operating results and financial condition. In addition, acquisitions involve numerous risks, including difficulties in managing diverse geographic operations, the diversion of management's attention from other business concerns, risks of entering markets in which the Company has no or limited direct prior experience and the potential loss of key employees of the acquired company. The inability of the Company's management to respond to changing business conditions effectively, including the changes associated with its acquired businesses and product lines, could have a material adverse effect on the Company's business, financial condition and results of operations.

    KEY EMPLOYEES AND MANAGEMENT OF CHANGE. The Company's success depends on a limited number of key management employees, most of whom are subject to post-employment non-competition restrictions. The loss of the services of one or more of these employees could have a material adverse effect on the Company. The Company believes that its continued success also will depend in large part on its ability to attract and retain highly-skilled management, technology, marketing, sales and nursing personnel. Competition for such personnel is intense, and there can be no assurance that the Company will be successful in attracting and retaining such personnel as necessary. Furthermore, the Company's ability to manage change and growth successfully will require the Company to continue to improve its management expertise as well as its financial systems and controls.

    VOLATILITY OF STOCK PRICE. The market for the Company's stock is highly volatile. The trading price of Access Health's common stock is subject to wide fluctuations in response to a variety of factors including the signing or loss of a major contract, changes in market analyst estimates and recommendations for the Company's common stock, fluctuations in operating results, the failure of operating results to meet market analysts' estimates, changes in government regulation and general conditions in the health care industry and the economy any of which could cause the price of the Company's common stock to fluctuate, perhaps substantially. In addition, in recent years stock prices have experienced significant price fluctuations, which have particularly affected the market price for the securities of health care companies and which often have been unrelated to the operating performance of these companies.

    GOVERNMENT REGULATION. The health care industry is subject to extensive and evolving government regulation at both the Federal and State levels relating to many aspects of the Company's and its clients' businesses in use of the Company's programs, including the provision of health care services, teleservicing, health care referral programs, and health maintenance organizations and other similar plans. These statutes and regulations in many cases predate the development of telephone-based health care information and other interstate transmission and communication of medical information and services. The literal language of certain of these statutes and regulations governing the provision of health care services, including the practice of nursing and the practice of medicine, could be construed by regulatory authorities to apply to certain of the Company's activities, including without limitation teleservicing activities which use California, Illinois, Arizona and Colorado registered nurses to provide out-of-state care management services such as nursing assessments and information regarding appropriate sources of care and treatment time frames. These statutes and regulations could also apply to certain activities of the Company's health service customers when operating the Company's programs. In addition, the literal language of the statutes and regulations governing health maintenance organizations and other plans that provide or arrange for the provision of health care services for a prepaid or periodic charge could be construed by regulatory authorities to apply to certain activities of the Company that are provided on a per-member per-month basis. The Company has not been made, nor is it aware that any other company providing out-of-state teleservicing has ever been made, the subject of such requirements by a regulatory authority. However, if regulators seek to enforce any of the foregoing statutory and regulatory requirements, the Company, its employees and/or its clients could be required to obtain additional licenses or registrations, to modify or curtail the operation of the Company's programs, to modify the method of payment for the Company's programs, or to pay fines or incur other penalties.

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

    There can be no assurance that the Company or the use of its products and services will not be subject to review or challenge by government regulators under any of the foregoing statutes and regulations that apply to health care services and products. In addition, additional laws and regulations could be enacted in the future that would regulate the Company or the use of its products and services. Any government investigative or enforcement actions with respect to the Company or the use of its products or services could generate adverse publicity irrespective of the final outcome, and could have a material adverse effect on the Company and its business, financial conditions and results of operations.

    RISK MANAGEMENT. In recent years, participants in the health care industry, including physicians, nurses and other health care professionals, have been subject to an increasing number of lawsuits alleging malpractice, product liability and related legal theories, many of which involve large claims and significant defense costs. Due to the nature of its business, the Company could become involved in litigation regarding the telephone information given by its registered nurses or those of its licensees with the risk of adverse publicity, significant defense costs and substantial damage awards. The Company has established policies and procedures that limit the information provided by its registered nurses to that contained in its clinical algorithms and protocols and in other approved reference sources. In connection with its teleservices operations, the Company has a quality assurance program that includes real-time audits of calls and post call reviews to monitor compliance with established policies and procedures. Generally, clients review and approve the Company's clinical algorithms, protocols and guidelines prior to program implementation and do not modify them without medical approval. To date, the Company has not been the subject of any claim involving either its clinical assessment systems, the operation of its teleservicing centers or the operation by hospital clients of on-site call centers. However, there can be no assurance that claims will not be brought against the Company. Even if such claims ultimately prove to be without merit, defending against them can be time consuming and expensive, and any adverse publicity associated with such claims could have a material adverse effect on the Company.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Access Health, Inc.

    We have audited the accompanying consolidated balance sheets of Access Health, Inc. as of September 30, 1996 and 1997, and the related consolidated statements of operations, mandatorily redeemable convertible preferred stock and stockholders' equity, and cash flows for the three years in the period ended September 30, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14(a)2. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. In November 1996, the Company completed a merger with Informed Access Systems, Inc. ("Informed Access") in a transaction that was accounted for as a pooling-of-interests. We did not audit the 1995 financial statements of Informed Access, a wholly-owned subsidiary, which statements reflect aggregate revenues constituting approximately 8% of the related consolidated financial statements total for 1995. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to data included for Informed Access is based solely on the report of the other auditors.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

    In our opinion, based on our audits and report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Access Health, Inc. at September 30, 1996 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          ERNST & YOUNG LLP

Sacramento, California
October 27, 1997

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Informed Access Systems, Inc.

    We have audited the accompanying consolidated balance sheet of INFORMED ACCESS SYSTEMS, INC. (a Delaware corporation) and subsidiary as of December 31, 1995, and the related consolidated statements of operations, mandatorily redeemable convertible preferred stock and stockholders' deficit and cash flows for the year then ended, not presented separately herein. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financials statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above, not presented separately herein, present fairly, in all material aspects, the financial position of Informed Access Systems, Inc. and subsidiary as of December 31, 1995, and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.

                                          ARTHUR ANDERSEN LLP

Denver, Colorado
March 12, 1996

                              ACCESS HEALTH, INC.

                          CONSOLIDATED BALANCE SHEETS

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                     ASSETS

                                                                                                  SEPTEMBER 30,
                                                                                               --------------------
                                                                                                 1996       1997
                                                                                               ---------  ---------
Current assets:
  Cash and equivalents.......................................................................  $  26,533  $  15,991
  Available-for-sale securities..............................................................     14,126     41,969
  Accounts and licenses receivable, net of allowance for doubtful accounts of $768
    ($750 at September 30, 1996).............................................................     12,944     12,453
  Deferred income taxes......................................................................         --      5,012
  Income taxes receivable....................................................................      1,917      3,231
  Prepaid expenses...........................................................................      2,009      2,122
  Other current assets.......................................................................      1,073      1,448
                                                                                               ---------  ---------
    Total current assets.....................................................................     58,602     82,226
Property and equipment, net..................................................................     16,512     16,150
Purchased intangible assets, net of accumulated amortization of $4,911
  ($4,327 at September 30, 1996).............................................................      3,478      2,894
Investment in AHN............................................................................      5,000         --
Deferred income taxes........................................................................         --      1,042
Other assets.................................................................................        700        342
                                                                                               ---------  ---------
                                                                                               $  84,292  $ 102,654
                                                                                               ---------  ---------
                                                                                               ---------  ---------

                                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable...........................................................................  $   4,314  $   3,634
  Accrued payroll and related expenses.......................................................      3,413      3,664
  Accrued integration and restructuring costs................................................         --      3,109
  Other accrued expenses.....................................................................      4,980      4,360
  Notes payable to related parties...........................................................      1,500      1,264
  Current portion of long-term debt..........................................................        180        198
  Current portion of capital lease obligations...............................................        419        457
  Deferred revenue...........................................................................      4,500      4,954
                                                                                               ---------  ---------
    Total current liabilities................................................................     19,306     21,640
Capital lease obligations....................................................................        933        481
Long-term debt...............................................................................        411        197

Commitments and contingencies

Mandatorily redeemable convertible preferred stock, $.001 par value, aggregate liquidation and redemption preference of $10,995 at September 30, 1996; 3,859,196 shares authorized,
  3,734,151 shares issued and outstanding as of September 30, 1996 (none at September 30,
  1997)......................................................................................     10,995         --
Stockholders' equity:
  Preferred stock, $.001 par value--5,000,000 shares authorized, no shares issued and
    outstanding..............................................................................         --         --
  Common stock, $.001 par value--75,000,000 shares authorized, 18,246,159 shares issued and
    outstanding (13,684,927 at September 30, 1996)...........................................         14         18
  Additional paid-in capital.................................................................     58,182     80,806
  Deferred stock compensation................................................................       (443)        --
  Accumulated deficit........................................................................     (5,106)      (488)
                                                                                               ---------  ---------
    Total stockholders' equity...............................................................     52,647     80,336
                                                                                               ---------  ---------
                                                                                               $  84,292  $ 102,654
                                                                                               ---------  ---------
                                                                                               ---------  ---------

                            See accompanying notes.

                              ACCESS HEALTH, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                      YEARS ENDED SEPTEMBER 30,
                                                                                   -------------------------------
                                                                                     1995       1996       1997
                                                                                   ---------  ---------  ---------
Revenues:
  Care management services.......................................................  $  26,484  $  61,178  $  93,729
  Licensing and support services.................................................      9,526     10,925     10,598
                                                                                   ---------  ---------  ---------
    Total revenues...............................................................     36,010     72,103    104,327

Costs and expenses:
  Cost of revenues:
    Care management services.....................................................     19,374     34,653     49,237
    Licensing and support services...............................................      4,961      5,349      3,244
  Product and other development..................................................      3,298      6,545      7,922
  Sales and marketing............................................................      5,487      9,468      8,907
  General and administrative.....................................................      4,540     10,391      8,614
  Transaction costs..............................................................         --         --      6,345
  Integration and restructuring..................................................         --         --      9,661
                                                                                   ---------  ---------  ---------
    Total costs and expenses.....................................................     37,660     66,406     93,930
                                                                                   ---------  ---------  ---------
Income (loss) from operations....................................................     (1,650)     5,697     10,397

Non-operating income (expenses):
  Impairment loss on interests in AHN............................................         --         --    (10,000)
  Interest and other income......................................................        877      1,633      2,182
  Interest expense...............................................................       (150)      (186)      (324)
                                                                                   ---------  ---------  ---------
Income (loss) before income taxes................................................       (923)     7,144      2,255
Provision (credit) for income taxes..............................................       (242)     6,050     (2,363)
                                                                                   ---------  ---------  ---------
Net income (loss)................................................................  $    (681) $   1,094  $   4,618
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------

Net income (loss) per share......................................................  $   (0.06) $    0.06  $    0.24
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------

Shares used in per share calculations............................................     11,000     18,502     19,360
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------

                            See accompanying notes.

                              ACCESS HEALTH, INC.

         CONSOLIDATED STATEMENTS OF MANDATORILY REDEEMABLE CONVERTIBLE
                    PREFERRED STOCK AND STOCKHOLDERS' EQUITY

                 YEARS ENDED SEPTEMBER 30, 1995, 1996 AND 1997
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                       MANDATORILY REDEEMABLE                         STOCKHOLDERS' EQUITY
                                                               -------------------------------------------------------------------
                                       CONVERTIBLE PREFERRED
                                               STOCK                COMMON STOCK       ADDITIONAL
                                       ----------------------  ----------------------    PAID-IN    DEFERRED STOCK    ACCUMULATED
                                         SHARES      AMOUNT      SHARES      AMOUNT      CAPITAL     COMPENSATION       DEFICIT
                                       -----------  ---------  -----------  ---------  -----------  ---------------  -------------
BALANCE, SEPTEMBER 30, 1994..........    2,459,834  $   3,635   10,901,554  $      11   $  22,327      $      --       $  (6,317)
  Sale of common stock...............           --         --      263,813         --         671             --              --
  Repayment of stockholder note
    receivable.......................                      --           --         --          --             --              --
  Income tax benefit from exercise of
    stock options....................                      --           --         --         350             --              --
  Sale of mandatorily redeemable
    convertible preferred stock and
    related issuance costs...........    1,047,394      5,980           --         --          --             --             (41)
  Issuance of mandatorily redeemable
    convertible preferred stock for
    conversion of notes payable and
    accrued interest.................      178,512      1,020           --         --          --             --              --
  Issuance of common stock...........           --         --      127,483         --          73             --              --
  Net loss...........................           --         --           --         --          --             --            (681)
                                       -----------  ---------  -----------  ---------  -----------         -----     -------------
BALANCE, SEPTEMBER 30, 1995..........    3,685,740     10,635   11,292,850         11      23,421             --          (7,039)
  Sale of common stock in secondary
    public offering..................           --         --    1,500,000          2      29,503             --              --
  Sale of common stock upon exercise
    of warrants and options..........           --         --    1,049,413          1       2,291             --              --
  Income tax benefit from exercise of
    stock options....................           --         --           --         --       2,491             --              --
  Sale of mandatorily redeemable
    convertible preferred stock......       48,411        360           --         --          --             --              --
  Deferred stock compensation........           --         --           --         --         476           (476)             --
  Amortization of deferred stock
    compensation.....................           --         --           --         --          --             33              --
  Elimination of IAS and CRS net
    activity for the three months
    ended December 31, 1995..........           --         --     (157,336)        --          --             --             839
  Net income.........................           --         --           --         --          --             --           1,094
                                       -----------  ---------  -----------  ---------  -----------         -----     -------------
BALANCE, SEPTEMBER 30, 1996..........    3,734,151     10,995   13,684,927         14      58,182           (443)         (5,106)
  Conversion of mandatorily
    redeemable convertible preferred
    stock into common stock..........   (3,734,151)   (10,995)   3,734,151          3      10,992             --              --
  Stock compensation costs related to
    accelerated vesting of stock
    options..........................           --         --           --         --       1,886             --              --
  Amortization of deferred stock
    compensation.....................           --         --           --         --          --            443              --
  Sale of common stock upon exercise
    of warrants and options..........           --         --      762,581          1       3,803             --              --
  Shares issued for services in
    connection with acquisition......           --         --       64,500         --       2,233             --              --
  Income tax benefit from exercise of
    stock options....................           --         --           --         --       3,710             --              --
  Net income.........................           --         --           --         --          --             --           4,618
                                       -----------  ---------  -----------  ---------  -----------         -----     -------------
BALANCE, SEPTEMBER 30, 1997..........           --  $      --   18,246,159  $      18   $  80,806      $      --       $    (488)
                                       -----------  ---------  -----------  ---------  -----------         -----     -------------
                                       -----------  ---------  -----------  ---------  -----------         -----     -------------


                                         STOCKHOLDER
                                            NOTES
                                         RECEIVABLE       TOTAL
                                       ---------------  ---------
BALANCE, SEPTEMBER 30, 1994..........     $      (9)    $  16,012
  Sale of common stock...............            --           671
  Repayment of stockholder note
    receivable.......................             9             9
  Income tax benefit from exercise of
    stock options....................            --           350
  Sale of mandatorily redeemable
    convertible preferred stock and
    related issuance costs...........            --           (41)
  Issuance of mandatorily redeemable
    convertible preferred stock for
    conversion of notes payable and
    accrued interest.................            --            --
  Issuance of common stock...........            --            73
  Net loss...........................            --          (681)
                                                ---     ---------
BALANCE, SEPTEMBER 30, 1995..........            --        16,393
  Sale of common stock in secondary
    public offering..................            --        29,505
  Sale of common stock upon exercise
    of warrants and options..........            --         2,292
  Income tax benefit from exercise of
    stock options....................            --         2,491
  Sale of mandatorily redeemable
    convertible preferred stock......            --            --
  Deferred stock compensation........            --            --
  Amortization of deferred stock
    compensation.....................            --            33
  Elimination of IAS and CRS net
    activity for the three months
    ended December 31, 1995..........            --           839
  Net income.........................            --         1,094
                                                ---     ---------
BALANCE, SEPTEMBER 30, 1996..........            --        52,647
  Conversion of mandatorily
    redeemable convertible preferred
    stock into common stock..........            --        10,995
  Stock compensation costs related to
    accelerated vesting of stock
    options..........................            --         1,886
  Amortization of deferred stock
    compensation.....................            --           443
  Sale of common stock upon exercise
    of warrants and options..........            --         3,804
  Shares issued for services in
    connection with acquisition......            --         2,233
  Income tax benefit from exercise of
    stock options....................            --         3,710
  Net income.........................            --         4,618
                                                ---     ---------
BALANCE, SEPTEMBER 30, 1997..........     $      --     $  80,336
                                                ---     ---------
                                                ---     ---------

                            See accompanying notes.

                              ACCESS HEALTH, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                  INCREASE (DECREASE) IN CASH AND EQUIVALENTS
                                 (IN THOUSANDS)

                                                                                      YEARS ENDED SEPTEMBER 30,
                                                                                  ---------------------------------
                                                                                    1995        1996        1997
                                                                                  ---------  ----------  ----------
Cash flows from operating activities:
  Net income (loss).............................................................  $    (681) $    1,094  $    4,618
  Adjustments to reconcile net income (loss) to net cash provided by operations:
    Provision for doubtful accounts.............................................        285         210          18
    Depreciation and amortization...............................................      2,181       4,228       6,310
    Impairment loss on interests in AHN.........................................         --          --      10,000
    Deferred stock compensation.................................................         --          33         443
    Accelerated vesting of stock options........................................         --          --       1,886
    Common stock issued for services............................................         --          --       2,233
    Notes payable to related parties............................................         --       1,500          --
    Deferred income taxes.......................................................       (183)        348      (6,054)
    Changes in:
      Accounts and licenses receivable..........................................     (1,532)     (6,002)        473
      Income taxes receivable...................................................      1,530         658      (1,314)
      Prepaid expenses and other current assets.................................       (140)     (1,699)       (488)
      Accounts payable..........................................................      1,115       1,844        (680)
      Accrued payroll and related expenses......................................      1,395       1,517         251
      Accrued integration and restucturing costs................................         --          --       3,109
      Other accrued expenses....................................................        369       3,717         620
      Deferred revenue..........................................................        237       1,660        (454)
                                                                                  ---------  ----------  ----------
        Net cash provided by operating activities...............................      4,576       9,108      20,971
                                                                                  ---------  ----------  ----------
Cash flows from investing activities:
  Purchases of available-for-sale securities....................................     (6,919)    (33,259)    (73,206)
  Maturities of available-for-sale securities...................................      4,256      24,305      45,363
  Purchase of property and equipment............................................     (5,163)    (11,063)     (5,696)
  Investments in and notes receivable from AHN..................................         --      (5,000)     (5,000)
  (Increase) decrease in other assets...........................................        (76)        387         358
                                                                                  ---------  ----------  ----------
        Net cash used by investing activities...................................     (7,902)    (24,630)    (38,181)
                                                                                  ---------  ----------  ----------
Cash flows from financing activities:
  Payment oflong-term debt and capital leases...................................       (441)     (1,043)       (610)
  Payment of stockholder note receivable........................................          9          --          --
  Notes payable to related parties..............................................         --          --        (236)
  Sale of mandatorily redeemable convertible preferred stock....................      5,980         360          --
  Proceeds from note payable....................................................         --         680          --
Sale of common stock............................................................        671      31,797       3,804
  Income tax benefit from exercise of common stock..............................         --          --       3,710
                                                                                  ---------  ----------  ----------
        Net cash provided by financing activities...............................      6,219      31,794       6,668
                                                                                  ---------  ----------  ----------
Net increase (decrease) in cash and equivalents.................................      2,893      16,272     (10,542)
Elimination of Informed Access and CRS net cash activity for the three months
  ended December 31, 1995.......................................................         --         446          --
Cash and equivalents at beginning of year.......................................      6,922       9,815      26,533
                                                                                  ---------  ----------  ----------
Cash and equivalents at end of year.............................................  $   9,815  $   26,533  $   15,991
                                                                                  ---------  ----------  ----------
                                                                                  ---------  ----------  ----------

                            See accompanying notes.

                              ACCESS HEALTH, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1997

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION, BUSINESS AND PRINCIPLES OF CONSOLIDATION

    The accompanying consolidated financial statements include the accounts of Access Health, Inc. and its wholly-owned subsidiaries. The consolidated entity is referred to herein as the Company. All intercompany accounts and transactions have been eliminated in consolidation. As more fully described in Note 2, during November 1996, the Company entered into business combinations within Informed Access Systems, Inc., ("Informed Access") and Clinical Reference Systems, Ltd., ("CRS"). The business combinations have been accounted for as poolings-of-interests and the historical consolidated financial statements of the Company for all dates and periods prior to the business combinations have been restated to include the financial positions, results of operations and cash flows of Informed Access and CRS.

    The Company develops, markets and supports care management programs which help managed care organizations, self-insured employers and hospitals manage consumer demand for health care services.

REVENUE RECOGNITION

    Revenues include care management services, which consist of program membership, member communications and teleservicing fees from the Company's Personal Health Advisor-Registered Trademark-, FirstHelp-TM- and ASK-A-NURSE-Registered Trademark- contracts with managed care organizations, self-insured employers and hospitals. Revenues also include licensing and support services related to the Company's ASK-A-NURSE-Registered Trademark-, Cancer HELPLINK-Registered Trademark-, FirstHelp-TM-, Access Care Management System-SM-, and HealthSelect and patient education software products.

    Program membership fees from Personal Health Advisor-Registered Trademark- and FirstHelp-TM- contracts are recognized ratably in accordance with contract terms on the basis of per-member fees. Member communications fees are recognized upon the delivery of services. Teleservicing fees are recognized in accordance with contract terms on the basis of per-call fees or fees based on phone counselor staffing.

    License revenues from ASK-A-NURSE-Registered Trademark-, Cancer HELPLINK-Registered Trademark-, FirstHelp-TM- and ACMS-SM- are recognized ratably over the term of the contract. During fiscal 1995, revenues from ASK-A-NURSE-Registered Trademark- and Cancer HELPLINK-Registered Trademark- were recognized when implementation services were substantially complete based on present value of contract installments, discounted at the prime rate (which ranged from 6% to 9% for the periods presented), plus 3%, that are billable more than one year after the license grant date. HealthSelect and patient education software revenue is recognized upon delivery of the software.

    Support revenues are comprised of software support revenue and direct marketing fees. Revenue from support contracts and software maintenance contracts is deferred when billed and recognized ratably over the contract term. Direct marketing fees are recognized upon the delivery of services.

PRODUCT AND OTHER DEVELOPMENT COSTS

    Product and other development costs are expensed as incurred and consist primarily of salaries, supplies and contract services related to the development of the Company's products and services.

CASH EQUIVALENTS AND AVAILABLE-FOR-SALE SECURITIES

    The Company invests its excess cash in high quality money market instruments and certain other investments. The Company considers highly liquid investments with maturities of three months or less to

                              ACCESS HEALTH, INC.

                               SEPTEMBER 30, 1997

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) be cash equivalents. Available-for-sale securities are recorded at amounts which approximated fair value as of September 30, 1996 and 1997 and are available to fund current operations.

PROPERTY AND EQUIPMENT

    Property and equipment are stated at cost and consist of office furniture and equipment, computer equipment, leasehold improvements and computer software for internal use. Depreciation and amortization of furniture and equipment, computer equipment and leasehold improvements are provided on the straight line basis over the useful lives of the respective assets or the lease term if shorter, which range from two to ten years. Computer software consists of the direct cost of internally-developed software and purchased software and is being amortized on the straight-line basis over an estimated useful life of four years.

PURCHASED INTANGIBLE ASSETS

    Purchased intangible assets consist primarily of product rights and are being amortized on the straight-line basis over three to ten years.

INTERESTS IN AHN

    In April 1996, the Company invested $5.0 million in America's Health Network, L. P. ("AHN"), a new 24-hour 7 days a week cable television channel devoted to consumer healthcare information. The Company is a limited partner in AHN. In 1996 the investment in AHN was accounted for using the cost method. During January 1997 the Company purchased an 8% Convertible Subordinated Debenture from AHN in the face amount of $5.0 million. The debenture, which matures on December 31, 2001, is unsecured and subordinated to all other debt owed by AHN. Interest accrues at 8% annually and is only payable under certain conditions as described in the agreement. The debenture is convertible into partnership interests at the option of the holder. Based on events that occurred during fiscal 1997, the Company determined the equity investment and the subordinated debenture to be impaired. Accordingly, they were written off in the fourth quarter of fiscal 1997.

CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS

    During fiscal 1997, sales to each of the Company's three largest customers were $8,348,000, $8,180,000 and $7,157,000, respectively. During fiscal 1996, sales to each of the Company's three largest customers were $10,446,000, $7,472,000 and $7,184,000, respectively.

    The Company's accounts and licenses receivable are primarily with companies in the health care and insurance industries. The Company provides for uncollectible accounts and licenses receivable and such amounts have been recorded in accordance with the Company's estimates.

STOCK SPLIT

    On February 15, 1996, the Company effected a three-for-two common stock split. All references in the accompanying financial statements to the number of common shares and per-share amounts have been retroactively restated to reflect the stock split.

                              ACCESS HEALTH, INC.

                               SEPTEMBER 30, 1997

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
NET INCOME (LOSS) PER SHARE

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

    The Company's financial instruments consist of cash and equivalents, available-for-sale securities, and long-term debt. The carrying values of cash and equivalents and available-for-sale securities approximate fair value. The fair value of long-term debt is estimated based on current rates available for similar debt with similar maturities and securities, and at September 30, 1996 and 1997, approximates the carrying value.

STOCK ISSUED TO EMPLOYEES

    As permitted under the provisions of Financial Accounting Standards No. 123 "Accounting for Stock Based Compensation" ("SFAS 123"), the Company has elected to account for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board's Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB 25"). Under the intrinsic value method, compensation cost is the excess, if any, of the quoted market price or fair value of the stock at the grant date or other measurement date over the amount an employee must pay to acquire the stock.

USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. These estimates may affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

RECLASSIFICATIONS

    Certain reclassifications have been made to amounts reported as of and for the years ended September 30, 1995 and 1996 to conform with the September 30, 1997 presentation.

NEW ACCOUNTING PRONOUNCEMENTS

    STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 128

    In February 1997 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share," which is required to be adopted on December 31, 1997. At

                              ACCESS HEALTH, INC.

                               SEPTEMBER 30, 1997

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) that time, the Company will be required to change the method currently used to compute net income (loss) per share and to restate all prior periods. Under the new requirements for calculating primary net income (loss) per share, the dilutive effect of stock options will be excluded. The impact of adopting the new pronouncement is expected to result in an increase in basic net income
(loss) per share for the years ended September 30, 1996 and 1997 of $.007 and $.022 per share, respectively.

    STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 130

    In June 1997 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," which is required to be adopted for fiscal years beginning after December 15, 1997. This statement establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. This statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income to be reported in a financial statement that is displayed with the same prominence as other financial statements. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The Company expects to adopt Statement No. 130 in the first quarter of fiscal 1999.

    STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 131

    In June 1997 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," effective for fiscal years beginning after December 15, 1997. The statement requires that a public company report financial and descriptive information about its reportable operating segments using the management approach. The Company expects to adopt Statement No. 131 in the first quarter of fiscal 1999.

NOTE 2: BUSINESS COMBINATIONS

    During November 1996, the Company completed mergers with Informed Access in exchange for 5,375,000 shares of Access Health Common Stock (including 4,778,317 shares issued to Informed Access shareholders and 596,683 shares reserved for future grant to Informed Access option holders) and CRS, in exchange for 170,000 issued shares of Access Health common stock. These business combinations were accounted for as pooling-of-interests and, accordingly, the historical financial statements of the Company have been restated to include the consolidated financial statements of Access Health, Informed Access and CRS for all dates and periods presented.

    The consolidated statements of operations and accompanying notes of the Company for the fiscal year ended September 30, 1995 include the operations of Informed Access and CRS for the calendar year ended December 31, 1995. The consolidated statement of operations and accompanying notes of the Company for the fiscal year ended September 30, 1996 include the operations of Informed Access and CRS for the twelve months ended September 30, 1996. Accordingly, the Company's accumulated deficit has been adjusted for the effect of utilizing differing fiscal year ends for these periods. The combined revenues and net income (loss) of Informed Access and CRS for the three months ended December 31, 1995 were $1,800,000 and $(128,000), respectively. Subsequent to the business combinations, the fiscal year-ends of Informed Access and CRS have been changed from December 31 to September 30 to conform to the fiscal year end of Access Health.

                              ACCESS HEALTH, INC.

                               SEPTEMBER 30, 1997

NOTE 2: BUSINESS COMBINATIONS (CONTINUED)
    The table below sets for the combined revenues and net income (loss) for the years ended September 30, 1995 and 1996 (in thousands):

                                          ACCESS HEALTH  INFORMED ACCESS     CRS     ADJUSTMENT    COMBINED
                                          -------------  ---------------  ---------  -----------  -----------
1995
  Revenues..............................    $  31,553       $   2,957     $   1,500          --    $  36,010
  Net income (loss).....................        1,540          (3,745)          226   $   1,298         (681)

1996
  Revenues..............................    $  62,073       $   8,668     $   1,362          --    $  72,103
  Net income (loss).....................        8,125          (6,007)         (391)  $    (633)       1,094

    The adjustments to the combined results of operations included in the table above reflect the realization of the Informed Access net operating loss carryover to the extent of Access Health deferred income tax liabilities, which will reverse in periods subsequent to the merger.

    Integration and restructuring costs related to the mergers of Informed Access and CRS were recorded in the first and fourth quarters of fiscal 1997 and included approximately $6,250,000 for severance and related expenses, approximately $400,000 for elimination of redundant technology, approximately $1,200,000 for discontinuation of facilities, approximately $900,000 for disposal of assets and approximately $900,000 for relocation and other costs. As of September 30, 1997, the Company has paid approximately $6,400,000 of these costs and expenses.

NOTE 3: AVAILABLE-FOR-SALE SECURITIES

    The following is a summary of available-for-sale securities as of September 30, 1996 and 1997 (in thousands):

                                                                                      1996       1997
                                                                                   ----------  ---------
U.S. government and municipal debt securities....................................  $   23,789  $   8,237
Corporate debt securities........................................................       6,451      7,968
Corporate and municipal bond funds...............................................       9,526     28,131
                                                                                   ----------  ---------
Total available-for-sale securities..............................................      39,766     44,336
Less: amounts included in cash and equivalents...................................     (25,640)    (2,367)
                                                                                   ----------  ---------
                                                                                   $   14,126  $  41,969
                                                                                   ----------  ---------
                                                                                   ----------  ---------

    Realized and unrealized gains and losses on available-for-sale securities were immaterial as of and for the years ended September 30, 1996 and 1997.

                              ACCESS HEALTH, INC.

                               SEPTEMBER 30, 1997

NOTE 3: AVAILABLE-FOR-SALE SECURITIES (CONTINUED)
    The carrying value of available-for-sale securities at September 30, 1997, by contractual maturity, are shown below (in thousands).

Less than 1 year...........................................................  $  20,764
1 to 5 years...............................................................      5,116
5 to 10 years..............................................................          0
After 10 years.............................................................     18,456
                                                                             ---------
Total available-for-sale securities........................................  $  44,336
                                                                             ---------
                                                                             ---------

NOTE 4: PROPERTY AND EQUIPMENT

    As of September 30, 1996 and 1997, property and equipment consisted of the following (in thousands):

                                                                                     1996        1997
                                                                                   ---------  ----------
Computer equipment...............................................................  $  16,349  $   19,961
Office furniture and equipment...................................................      3,804       4,577
Computer software................................................................      2,295       2,970
Leasehold improvements...........................................................      1,384       1,450
                                                                                   ---------  ----------
                                                                                      23,832      28,958
Less: accumulated depreciation...................................................     (7,320)    (12,808)
                                                                                   ---------  ----------
                                                                                   $  16,512  $   16,150
                                                                                   ---------  ----------
                                                                                   ---------  ----------

NOTE 5: NOTES PAYABLE TO RELATED PARTIES

    Notes payable to related parties are comprised of notes payable arising from bonuses to members of management who are also stockholders of the Company, and are due January 1998.

NOTE 6: LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

    The Company has a term facility agreement (the "Term Agreement") whereby through December 1996 the Company could borrow, in one or more borrowings, an amount not to exceed $2.0 million in the aggregate, subject to certain conditions set forth in the Term Agreement. This commitment is in the form of a $680,000 note payable facility and a $1,320,000 capital lease facility. At September 30, 1997, cumulative borrowings under the note payable facility and capital lease facility aggregated $395,000 and $676,000, respectively (at September 30, 1996, borrowings under the note payable facility and capital lease facility were $591,000 and $953,000, respectively). Borrowings under the Term Agreement are secured by certain of the Company's equipment with a net book value of approximately $1,200,000 at September 30, 1997.

    Amounts payable under the Term Agreement bear interest at 14.48%, are due at varying dates through September 1999, and require monthly payments of principal and interest totaling approximately

                              ACCESS HEALTH, INC.

                               SEPTEMBER 30, 1997

NOTE 6: LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS (CONTINUED)
$52,000. Amounts due under the note payable facility of the Term Agreement are $198,000 and $197,000 in fiscal 1998 and 1999, respectively.

    In connection with the Term Agreement, the Company issued warrants to the lender in October 1995 and May 1996. The warrants were converted into warrants to purchase common stock as a result of the merger (Note 2). The warrants were converted into 8,638 shares of common stock in 1997.

    The Company has other capital leases outstanding aggregating $262,000 at September 30, 1997 ($399,000 at September 30, 1996).

    The following is a schedule of future minimum lease payments under all capital leases, together with the present value of net minimum lease payments, as of September 30, 1997 (in thousands):

FISCAL YEAR
-----------------------------------------------------------------------------------------------
1998...........................................................................................  $     556
1999...........................................................................................        474
2000...........................................................................................         36
                                                                                                 ---------
                                                                                                     1,066
Less: amount representing interest and taxes...................................................       (128)
                                                                                                 ---------
     Present value of future minimum lease payments............................................        938
Less: current portion..........................................................................       (457)
                                                                                                 ---------
     Capital lease obligations, long-term......................................................  $     481
                                                                                                 ---------
                                                                                                 ---------

    Interest paid during the years ended September 30, 1995, 1996 and 1997 was $150,000, $170,000 and $295,000, respectively.

NOTE 7: INCOME TAXES

    The provision (credit) for income taxes consists of the following (in thousands):

                                                                                YEAR ENDED SEPTEMBER 30,
                                                                             -------------------------------
                                                                               1995       1996       1997
                                                                             ---------  ---------  ---------
Federal:
  Current..................................................................  $      40  $   4,459  $   2,523
  Deferred (prepaid).......................................................       (259)        --     (4,878)
                                                                             ---------  ---------  ---------
    Total federal..........................................................       (219)     4,459      2,355
State:
  Current..................................................................          6      1,591      1,168
  Deferred (prepaid).......................................................        (29)        --     (1,176)
                                                                             ---------  ---------  ---------
    Total state............................................................        (23)     1,591         (8)
                                                                             ---------  ---------  ---------
Provision (credit) for income taxes........................................  $    (242) $   6,050  $  (2,363)
                                                                             ---------  ---------  ---------
                                                                             ---------  ---------  ---------

                              ACCESS HEALTH, INC.

                               SEPTEMBER 30, 1997

NOTE 7: INCOME TAXES (CONTINUED)
    The income tax provisions differ from the amount computed by applying the federal statutory income tax rate to income (loss) before income taxes. A reconciliation to the statutory federal income tax rate is as follows:

                                                                           YEAR ENDED SEPTEMBER
                                                                                   30,
                                                                           --------------------
                                                                           1995   1996    1997
                                                                           ----   ----   ------
Statutory federal income tax rate........................................  (34%)   35%     35%
State income taxes, net of federal benefit...............................   (2)    15      (1)
Tax exempt interest income...............................................   --     (2)     (5)
Transaction costs........................................................   --     --      51
Amortization.............................................................   --     --      (8)
Utilization of net operating loss........................................   --     --    (177)
Unconsolidated operating loss with no current benefit....................    9     37      --
Other....................................................................    1     --      --
                                                                           ----   ----   ------
Effective income tax rate................................................  (26%)   85%   (105)%
                                                                           ----   ----   ------
                                                                           ----   ----   ------

    Significant components of the Company's deferred income tax assets and liabilities at September 30, 1996 and 1997 are as follows (in thousands):

                                                                                       1996       1997
                                                                                     ---------  ---------
Deferred income tax liabilities:
  Depreciation and amortization....................................................  $   1,080  $     964
  Prepaid expenses.................................................................      2,354      2,933
                                                                                     ---------  ---------
Total deferred income tax liabilities..............................................      3,434      3,897

Deferred income tax assets:
  Research and development credit..................................................        161        161
  Amortization.....................................................................        954      1,016
  Vacation accrual.................................................................        297        430
  Accrued expenses.................................................................        784      1,548
  State income taxes...............................................................        386        243
  Receivable allowances and reserves...............................................        288      3,353
  Investment loss..................................................................         --      3,183
  Net operating loss...............................................................      4,243        371
  Other............................................................................         60         17
                                                                                     ---------  ---------
Total deferred income tax assets...................................................      7,173     10,322
Less: valuation allowance..........................................................     (3,739)      (371)
                                                                                     ---------  ---------
Net deferred income tax asset......................................................  $      --  $   6,054
                                                                                     ---------
                                                                                     ---------
Current portion....................................................................                 5,012
Long term portion..................................................................                 1,042
                                                                                                ---------
                                                                                                $   6,054
                                                                                                ---------
                                                                                                ---------

                              ACCESS HEALTH, INC.

                               SEPTEMBER 30, 1997

NOTE 7: INCOME TAXES (CONTINUED)
    Income tax payments were $50,000, $4,908,900 and $1,199,000 for the years ended September 30, 1995, 1996 and 1997, respectively. The Company received income tax refunds totaling $1,629,658 during the year ended September 30, 1995.

    During 1997, the Company liquidated one of its subsidiaries, resulting in the ability to utilize the net operating loss and reduce the valuation allowance by $3,368,000. The Company has a state net operating loss carry forward of approximately $6,700,000 which expires between 2007 and 2011. The Company also has approximately $161,000 of federal research and development credits which expire between 2007 and 2011.

    Realization of the Company's net deferred tax assets is dependent upon the Company generating sufficient taxable income in future years in appropriate tax jurisdiction to obtain benefit from the reversal of temporary differences and from tax credit carryforwards. The amount of deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income are reduced.

NOTE 8: COMMITMENTS

OPERATING LEASES

    The Company leases its offices under the terms of operating leases that expire between September 1998 and December 2012. Annual minimum rental payments for fiscal 1998, 1999, 2000, 2001, 2002 and thereafter are $3,032,000,
$2,920,000 $2,695,000, $2,641,000, $1,597,000 and $17,381,000, respectively.
Rental expenses are recorded on a straight-line basis over the respective lease terms and were $1,549,000, $1,883,000 and $2,521,000 for the years ended September 30, 1995, 1996 and 1997, respectively.

NOTE 9: STOCKHOLDERS' EQUITY

COMMON STOCK

    In December 1995, the Company completed a secondary public offering of its common stock. A total of approximately 4.8 million shares were sold at $21.33 per share of which 1.5 million shares were sold by the Company and approximately
3.3 million shares were sold by certain of the Company's original Access Health, Inc. venture capital stockholders. Net proceeds to the Company from the offering were approximately $29.5 million.

MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK

    Informed Access was authorized to issue shares of mandatorily redeemable preferred stock from time to time in one or more series of designations, rights, preferences and limitations established by its board of directors. As of September 30, 1996, 3,734,151 aggregate shares of Series A, B, and C mandatorily redeemable preferred stock were issued and outstanding. Each share of mandatorily redeemable preferred stock was converted into one share of common stock upon completion of the merger (Note 2).

STOCK OPTIONS

    At September 30, 1997, the Company has four stock-based compensation plans, which are described below. The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employee" (APB
25) and related Interpretations in accounting for its employee stock

                              ACCESS HEALTH, INC.

                               SEPTEMBER 30, 1997

NOTE 9: STOCKHOLDERS' EQUITY (CONTINUED) options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation," requires use of option valuation models that were not developed for use in valuing employee stock options.

    EMPLOYEE OPTIONS

    The Company established an employee common stock option plan in 1989 (the "1989 Plan") under which incentive stock options, nonqualified stock options, and restricted common stock may be issued or sold to employees and consultants. As of September 30, 1997 a total of 3,550,000 shares of common stock have been reserved for issuance under these plans, of which 127,647 shares remained available for the granting of options at September 30, 1997.

    Incentive stock options generally become exercisable at the rate of twenty percent per year commencing on the first anniversary of the date of grant. As of September 30, 1996 and 1997, options to purchase 330,221 shares at exercise prices ranging from $0.167 to $12.42 per share and 677,129 shares at exercise prices ranging from $0.333 to $39.00 per share, respectively, were exercisable.

    During May and July 1996, certain options were granted with exercise prices below the applicable fair market value (as determined by an independent appraisal) on the date of grant, resulting in deferred stock compensation of approximately $476,000. The deferred stock compensation was to be amortized into expense ratably over the four year vesting term of the related options; however, because such options became 100% vested as a result of the merger with Informed Access in November 1996, the unamortized balance of deferred stock compensation was recorded as an expense in the quarter ended December 31, 1996.

    On November 18, 1996, 739,500 options under the Informed Access employee stock option plan converted to 596,593 Access Health Options. As of September 30, 1997, 297,055 shares were outstanding and 291,693 were exercisable at prices ranging from $0.18 to $14.375 per share.

    DIRECTOR OPTIONS

    The Company established a director common stock participation plan in 1995 (the "1995 Director Stock Option Plan") under which nonqualified stock options may be granted to directors. As of September 30, 1997, a total of 150,000 shares of common stock have been reserved for issuance under this plan, of which 93,750 shares remained available for the granting of options at September 30, 1997. As of September 30, 1997, options to purchase 56,250 shares were granted and 32,812 shares were exercisable at prices ranging from $10.25 to $54.25 per share.

    SUPPLEMENTAL PLAN

    The Company established a Supplemental Plan in fiscal 1997 (the "Supplemental Plan") under which nonqualified stock options may be granted to employees and consultants. As of September 30, 1997, a total of 1,000,000 shares of common stock have been reserved for issuance under this Plan, of which 706,058 had been granted, 153,154 were cancelled and 447,096 were available for grant. As of September 30, 1997, 5,000 were exercisable at prices ranging from $14.375 to $33.125 per share.

                              ACCESS HEALTH, INC.

                               SEPTEMBER 30, 1997

NOTE 9: STOCKHOLDERS' EQUITY (CONTINUED)
    STOCK PURCHASE PLAN

    The Company established a stock purchase plan in 1991 (the "1991 Plan") under which most employees of the Company may participate. A total of 825,000 shares of the Company's common stock have been reserved for issuance under the 1991 Plan. The 1991 Plan is administered by a committee appointed by the Board of Directors. Employees can elect to have from 1% to 10% of their monthly gross salary deducted during each offering period and applied to the purchase of stock. The purchase price is an amount equal to 85% of the lower fair market values of a share of common stock of the Company as of the beginning or end of each six-month offering period. During the years ended September 30, 1995, 1996 and 1997, the Company sold 48,548 shares of common stock for $468,710, 41,659 shares of common stock for $753,146 and 42,272 shares of common stock for $990,239, respectively. For purposes of calculating the pro forma disclosures required by SAFS 123, the fair value of the employee's purchase rights was estimated using the Black-Scholes option pricing model with the following assumptions for the years ended September 30, 1996 and 1997: dividend yield of 0; expected life of 6 months; expected volatility of .722; and risk-free interest rate of 5.70% for both periods. The weighted-average fair value of those purchase rights granted during the years ended September 30, 1996 and 1997, was $7.61 and $12.33, respectively.

STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 123 PRO FORMA DISCLOSURES

    Pro forma information regarding net income (loss) and net income (loss) per share is required by SFAS 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to October 1, 1995 under the fair value method of SFAS 123. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions for fiscal 1996 and 1997: risk-free interest rate range of 5.70% to 6.05%; a dividend yield of 0%; volatility factors of the expected market price of the Company's common stock of .722; and an average expected life of the option of 3.3 years.

    The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

    For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period. The Company's pro forma information, which includes the stock option plans and the employee stock purchase plan follows (in thousands except for per share information):

                                                                                    YEARS ENDED SEPTEMBER
                                                                                             30,
                                                                                    ---------------------
                                                                                       1996       1997
                                                                                    ----------  ---------
Net income as reported............................................................  $    1,094  $   4,618
Net loss pro forma................................................................     (18,346)    (4,150)
Net income per share as reported..................................................        0.06       0.24
Net loss per share pro forma......................................................       (1.10)     (0.23)

                              ACCESS HEALTH, INC.

                               SEPTEMBER 30, 1997

NOTE 9: STOCKHOLDERS' EQUITY (CONTINUED)
    Because SFAS 123 is applicable only to options granted subsequent to October 1, 1995, its pro forma effect will not be fully reflected until 2000.

    A summary of the Company's stock option activity, and related information for the years ended September 30, 1995, 1996 and 1997 follows:

                                                                                       WEIGHTED-AVERAGE
                                                                            OPTIONS     EXERCISE PRICE
                                                                          -----------  -----------------
Balance, September 30, 1994.............................................    1,331,596
  Options granted.......................................................      523,929
  Options exercised.....................................................     (192,632)
  Options cancelled.....................................................     (102,194)
                                                                          -----------
Balance, September 30, 1995.............................................    1,560,699
  Options granted.......................................................    1,823,699      $   22.19
  Options exercised.....................................................     (510,869)          2.53
  Options cancelled.....................................................     (290,884)         21.41
                                                                          -----------
Balance, September 30, 1996.............................................    2,582,645
  Options granted.......................................................    2,995,314          22.60
  Options exercised.....................................................     (659,730)          4.06
  Options cancelled.....................................................   (1,488,070)         30.96
                                                                          -----------
Balance, September 30, 1997.............................................    3,430,157
                                                                          -----------
                                                                          -----------

    The weighted-average exercise price of options granted in 1996 and 1997 with option prices equal to the fair market value of the Company's stock on the grant date was $22.19 and $22.61 respectively, and the weighted average grant date fair value of these options was $32.30 and $22.61 respectively.

    The following summarized information related to options outstanding and options exercisable at September 30, 1997:

                                                                         WEIGHTED AVERAGE
                       RANGE OF                           OPTIONS      REMAINING CONTRACTUAL     OPTIONS
                   EXERCISE PRICES                      OUTSTANDING       LIFE (IN YEARS)       EXERCISABLE
------------------------------------------------------  -----------  -------------------------  ----------
$ 0.18 - $ 4.16.......................................     405,993                6.98             380,176
$ 4.33 - $14.12.......................................     345,556                4.73             204,989
$14.37 - $14.37.......................................   1,509,487                9.45              59,135
$15.33 - $17.83.......................................     435,260                8.04             279,060
$18.66 - $29.45.......................................      61,362                9.02              15,674
$30.00 - $30.00.......................................     450,000                9.53               5,000
$33.12 - $34.62.......................................     115,000                9.13              53,750
$39.00 - $39.00.......................................         500                8.72                 100
$50.62 - $50.62.......................................      92,000                3.60              46,000
$54.25 - $54.25.......................................      15,000                8.83               8,750
                                                        -----------                             ----------
                                                         3,430,157                               1,052,634
                                                        -----------                             ----------
                                                        -----------                             ----------

                              ACCESS HEALTH, INC.

                               SEPTEMBER 30, 1997

NOTE 9: STOCKHOLDERS' EQUITY (CONTINUED)
COMMON STOCK WARRANTS AND OPTIONS

    In October 1988, nonqualified stock options to purchase 98,974 shares of Series A Preferred Stock at $0.46 per share, which converted to common stock options on February 28, 1992, were granted to a former director. As of September 30, 1997, 96,617 shares of common stock have been issued pursuant to this option.

    Nonqualified stock options to purchase 22,500 shares of common stock at prices ranging from $4.167 to $6.667 per share were granted in fiscal 1993 to certain consultants of the Company. The options become exercisable in equal installments over a five-year period commencing on the first anniversary of the date of grant; as of September 30, 1997, 15,000 shares of common stock have been purchased pursuant to these options and 3,000 of the remaining 7,500 shares are exercisable.

    In May 1996, the Company granted 2,000 shares of restricted stock to an officer. The Company retained the right to repurchase, at the market price on the date of grant ($50.625 per share), all of the shares if the officer left the Company during the first year after the grant date and half of the shares if the officer left the Company during the second year after the grant date. That officer left the Company April 1, 1997, and all shares were vested pursuant to agreement with such officer.

    During 1996, the Company granted nonqualified stock options to purchase 230,000 shares of common stock at $50.625 per share to an officer. That officer left the Company April 1, 1997. Of such options, 92,000 become exercisable in equal installments over a two-year period commencing on the first anniversary of the date of grant. As of September 30, 1997, 46,000 shares are exercisable. The remainder have been cancelled.

    During 1997, the Company granted nonqualified stock options to purchase 33,000 shares of common stock at $14.375 per share to an officer. The options will become exercisable in equal installments over a five-year period commencing on the first anniversary of the date of grant. As of September 30, 1997, none of the shares are exercisable.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Reference is made to the information regarding Directors and Executive Officers appearing under the heading "Election of Directors" in the Registrant's proxy statement for the annual meeting of stockholders to be held on February 25, 1998, which information is hereby incorporated by reference.

ITEM 11. EXECUTIVE COMPENSATION

    Reference is made to the information regarding executive compensation appearing under the heading "Executive Compensation and Other Matters" in the Registrant's proxy statement for the annual meeting of stockholders to be held on February 25, 1998, which information is hereby incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Reference is made to the information regarding security ownership appearing under the heading "Record Date and Principal Share Ownership" in the Registrant's proxy statement for the annual meeting of stockholders to be held on February 25, 1998, which information is hereby incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Not applicable.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) FINANCIAL STATEMENTS AND SCHEDULES

    1. The financial statements as set forth under Item 8 of this report on Form 10K are included.

    2. FINANCIAL STATEMENT SCHEDULES. The following consolidated financial statement schedules of Access Health, Inc. for each of the three years ended September 30, 1997 are filed as part of this Report and should be read in conjunction with the consolidated financial statements:

                                         DESCRIPTION                                              PAGE NO.
----------------------------------------------------------------------------------------------  -------------
Schedule II Valuation and Qualifying Accounts.................................................           55

    Schedules not listed above have been omitted because they are not applicable or are not required to be set forth therein is included in the consolidated financial statements or notes thereto.

(b) REPORTS ON FORM 8-K

    On November 27, 1996, the Company filed a report on Form 8-K which disclosed its acquisition on November 18, 1996 of Informed Access Systems, Inc., a Delaware corporation ("Informed Access"). The Company acquired Informed Access pursuant to a merger (the "Merger") of Access Acquisition Corp., a Delaware corporation and a wholly-owned subsidiary of the Company, with and into Informed Access, following the approval of the Merger at a special meeting of the Company's stockholders on November 18, 1996. At the effective time of the Merger, Informed Access became a wholly-owned subsidiary of the Company. The terms of the Merger are described in the Form 8-K.

    On January 31, 1997, the Company filed a Form 8-K/A that amended a Form 8 dated November 18, 1996 and filed on November 27, 1996 describing the Company's the Company's acquisition of Informed Access Systems. The Form 8-K/A filed financial information reflecting unaudited pro forma condensed financial statements that assumed a business combination between Access Health and Informed Access Systems.

    On February 7, 1997, the Company filed a Form 8-K relating to the completion of its acquisition of Informed Access Systems and Clinical Reference Systems, including audited supplemental financial statements.

(c) EXHIBITS.

  EXHIBIT     DESCRIPTION
------------  ----------------------------------------------------------------------------------------------------
 2.1(J)       Conformed Agreement and Plan of Reorganization by and among the Registrant, Access Acquisition Corp.
                and Informed Access Systems, Inc. dated as of September 3, 1996

 2.2(M)       Conformed Agreement and Plan of Reorganization by and among the Registrant, CRS and Access Colorado,
                Inc. dated as of September 5, 1996

 3.1(M)       Amended and Restated Certificate of Incorporation

 3.2(M)       Amended and Bylaw Amendments

 3.3(Q)       Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred
                Stock of Access Health, Inc., filed on March 13, 1997

 4.1(M)       Specimen Stock Certificate

  EXHIBIT     DESCRIPTION
------------  ----------------------------------------------------------------------------------------------------
 4.2(A)       Registration Rights Agreement dated November 25, 1996 between Registrant and certain parties named therein

 4.3(M)       Shareholder's Representation Statement and Registration Rights Agreement dates as of November 25,
                1996 between Registrant and various investors

 4.4(M)       Registration Rights Agreement dated November 18, 1996

 4.5(Q)       Form of Preferred Shares Rights Agreement, dated as of March 12, 1997 between the Company and the
                First National Bank of Boston, including exhibits

10.1(N)       Registrant's 1989 Incentive Stock Plan (as amended)

10.2(H)       Registrant's 1991 Employee Stock Purchase Plan (as amended)

10.3(A)       Lease dated April 10, 1991 for Registrant's office equipment at 11020 White Rock Road, Rancho
                Cordova, California and 104 Wilmot Road, Deerfield, Illinois

10.4(B)       Lease dated June 15, 1992 for Registrant's facilities at 11020 White Rock Road, Rancho Cordova,
                California

10.5(B)       Form of Note and Security Agreement for Registrant's office equipment at 11020 White Rock Road,
                Rancho Cordova, California

10.6(B)       Lease dated February 19, 1992 for Registrant's office equipment at 11020 White Rock Road, Rancho
                Cordova, California and 104 Wilmot Road, Deerfield, Illinois

10.7(A)       Sale and Installation Agreement dated November 16, 1990 between Registrant and Aspect
                Telecommunications Corporation

10.8(B)       Lease dated May 5, 1992 for Registrant's office equipment at 11020 White Rock Road, Rancho Cordova,
                California and 104 Wilmot Road, Deerfield, Illinois

10.9(M)       Form of Director and Officer Indemnification Agreement

10.10(C)      Equipment Financing Agreement for Registrant's office and computer equipment at 11020 White Rock
                Road, Rancho Cordova, California and 3060 Salt Creek Lane, Arlington Heights, Illinois

10.11(E)      First Amendment to Lease dated August 6, 1993 for Registrant's facility at 11020 White Rock Road,
                Rancho Cordova, California

10.12(E)      Lease dated August 13, 1993 for Registrant's facility at 3060 Salt Creek Lane, Arlington Heights,
                Illinois

10.13(E)      Lease dated November 1, 1993 for Registrant's facility at 2510 W. Dunlap Drive, Phoenix, Arizona

10.14(D)      Instruments Defining the Rights of Security Holders-- Warrants for the Purchase of Common Stock

10.15(D)      Instruments Defining the Rights of Security Holders--Registration Rights

10.16(D)      Common Stock Purchase Option Agreement

10.17(H)      Registrant's 1995 Director Option Plan

10.18(L)      Registrant's 1996 Supplemental Stock Plan

10.19(G)      Employment Agreement with Jeremy J. Nobel, M.D.

10.20(I)+     Amended and Restated Agreement of Limited Partnership of AHN

10.21(I)+     Admission Agreement dated April 15, 1996

10.22(I)+     Partnership Interest Option Agreement dated April 15, 1996

  EXHIBIT     DESCRIPTION
------------  ----------------------------------------------------------------------------------------------------
10.23(I)      Line of Credit Note dated May 7, 1996

10.24(M)      Employment Agreement with Thomas E. Gardner dated December 1, 1996

10.25(N)      Employment Agreement with Joseph P. Tallman dated November 18, 1996

10.26(O)      AHN Partners, L.P., 8% Convertible Subordinated Debenture due 2001

10.27(O)      Form of Change of Control/Severance Agreement for all named Executive Officers

10.28(P)      Amendment to Employment Agreement dated April 30, 1997 between Registrant and Kenneth B. Plumlee

10.29(P)      Amendment to Stock Option Agreement dated April 30, 1997 between Registrant and Kenneth B. Plumlee

10.30(P)      Separation Agreement and Mutual Release dated April 30, 1997 between Registrant and Thomas E.
                Gardner

10.31         Employment Agreement dated December 1, 1996 between Registrant and Kenneth B. Plumlee

10.32         Severance Agreement dated July 1, 1997 between Registrant and Kipp Johnson

10.33         Consulting Agreement dated July 1, 1997 between Registrant and John V. Crisan

10.34         Employment Agreement dated November 18, 1996 between Registrant Timothy H. Connor

10.35         Lease Agreement dated March 3, 1997 for Registrant's facility at 329 and 335 Interlocken Parkway,
                Broomfield, Colorado

10.36         Second Amended and Restated Agreement of Limited Partnership of AHN Partners, L.P., dated November
                1, 1997

11.1          Statement re: Computation of Per Share Earnings

23.1          Consent of Ernst & Young LLP, Independent Auditors

23.2          Consent of Arthur Andersen LLP, Independent Public Accountants

------------------------

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

(I) Incorporated by reference to Registrant's Form 10Q for the quarter ended June 30, 1996.

(J) Incorporated by reference to Registrant's Registration Statement on Form S-4 (No. 333-13931).

(K) Incorporated by reference to Registrant's Registration Statement on Form S-8 (No. 333-04662).

(L) Incorporated by reference to Registrant's Registration Statement on Form S-8 (No. 333-18163).

(M) Incorporated by reference to Registrant's Form 10K for the year ended September 30, 1996.

(N) Incorporated by reference to Registrant's Form 10Q for the quarter ended December 31, 1996.

(O) Incorporated by reference to Registrant's Form 10Q for the quarter ended March 31, 1997.

(P) Incorporated by reference to Registrant's Form 10Q for the quarter ended June 30, 1997.

(Q) Incorporated by reference to Registrant's Registration Statement on Form 8-A filed on March 13, 1997 (No. 000-19758).

+   Confidential treatment sought for portions of document.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in Broomfield, State of Colorado, on the 19th day of December, 1997.

                                ACCESS HEALTH, INC.

                                By:            /s/ Joseph P. Tallman
                                     -----------------------------------------
                                                 Joseph P. Tallman
                                       President, Chief Executive Officer and
                                                      Director

                               POWER OF ATTORNEY

    KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Joseph P. Tallman and Timothy H. Connor, and each of them, his attorneys-in-fact, and agents, each with the power of substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and conforming all that said attorneys-in-fact and agents of any of them, or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

          SIGNATURE                       TITLE                    DATE
------------------------------  --------------------------  -------------------

    /s/ Joseph P. Tallman
------------------------------  President, Chief Executive   December 12, 1997
      Joseph P. Tallman           Officer and Director

    /s/ Timothy H. Connor
------------------------------  Senior Vice President and    December 12, 1997
      Timothy H. Connor           Chief Financial Officer

      /s/ John V. Crisan        Senior Vice President and
------------------------------    Chief Accounting Officer   December 12, 1997
        John V. Crisan            and Treasurer

      /s/ John R. Durant
------------------------------  Director                     December 12, 1997
        John R. Durant

    /s/ Kinney L. Johnson
------------------------------  Director                     December 12, 1997
      Kinney L. Johnson

      /s/ Alice H. Lusk
------------------------------  Director                     December 12, 1997
        Alice H. Lusk

    /s/ Richard C. Miller
------------------------------  Director                     December 12, 1997
      Richard C. Miller

    /s/ Kenneth B. Plumlee
------------------------------  Director                     December 12, 1997
      Kenneth B. Plumlee

     /s/ Edward K. Rygiel
------------------------------  Director                     December 12 1997
       Edward K. Rygiel

   /s/ Frank G. Washington
------------------------------  Director                     December 12, 1997
     Frank G. Washington

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                              ACCESS HEALTH, INC.
                 YEARS ENDED SEPTEMBER 30, 1995, 1996 AND 1997

               COL. A                   COL. B            COL. C            COL. D      COL. E
-------------------------------------  ---------  ----------------------  -----------  ---------
                                                        ADDITIONS
                                                  ----------------------
                                                     (1)         (2)
                                        BALANCE    CHARGED   CHARGED TO
                                          AT      TO COSTS      OTHER                   BALANCE
                                       BEGINNING     AND      ACCOUNTS    DEDUCTIONS   AT END OF
             DESCRIPTION               OF PERIOD  EXPENSES    -DESCRIBE    -DESCRIBE    PERIOD
-------------------------------------  ---------  ---------  -----------  -----------  ---------
Year ended September 30, 1995:
  Deducted from asset account:
    Allowance for doubtful
      accounts.......................  $ 269,000  $ 177,000  $ 130,000(b) $  28,000(a) $ 548,000

Year ended September 30, 1996:
  Deducted from asset account:
    Allowance for doubtful
      accounts.......................  $ 548,000  $ 331,000  $ 120,000(b) $ 249,000(a) $ 750,000

Year ended September 30, 1997
  Deducted from asset account:
    Allowance for doubtful
      accounts.......................  $ 750,000  $ 153,000  $ 120,000(b) $ 255,000(a) $ 768,000

------------------------

(a) Represent accounts written off

(b) Represent additions charged to revenues related to estimated enrollee usage adjustments