Form 10-Q
period 1997-12-31
ACCESS HEALTH INC
filed 1998-02-17
CIK 882304

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)
[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended December 31, 1997 or
                                           -----------------
[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition period from            to
                               ----------   ----------

                        Commission File Number :  0-19758

                               Access Health, Inc.
             (Exact name of registrant as specified in its charter)

               Delaware                                    68-0163589
    (State or other jurisdiction of                     (I.R.S. Employer
    incorporation or organization)                      Identification No.)

  310 Interlocken Parkway, Ste. A, Broomfield, CO           80021
  (Address of principal executive offices)                (Zip code)

                                  (303) 466-9500
              (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes X                         No
                       ---                          ---

Number of shares of Common Stock Outstanding at January 31, 1998: 18,643,345 shares

                               Access Health, Inc.

                                      INDEX


                                                                  Page No.
                                                                  --------
 PART I    FINANCIAL INFORMATION

   Item 1.  Financial Statements

     Condensed consolidated balance sheets - September 30, 1997
      and December 31, 1997 . . . . . . . . . . . . . . . . . . . .      4

     Condensed consolidated statements of income - three months
      ended December 31, 1996 and 1997  . . . . . . . . . . . . . .      5

     Condensed consolidated statements of cash flows - three months
      ended December 31, 1996 and 1997  . . . . . . . . . . . . . .      6

     Notes to condensed consolidated financial statements . . . . .      7

   Item 2.  Management's discussion and analysis of financial
     condition and results of operations  . . . . . . . . . . . . .     10

 PART II.     OTHER INFORMATION

   Item 6. Exhibits and Reports on Form 8-K . . . . . . . . . . . .     17

 SIGNATURE  . . . . . . . . . . . . . . . . . . . . . . . . . . . .     18

                         PART 1.  FINANCIAL INFORMATION

                               Access Health, Inc.
                      Condensed Consolidated Balance Sheets
               (In thousands, except per share and share amounts)



                                                     September 30, December 31,
                                                         1997          1997
                                                     ------------- ------------
                                                      (Audited)     (Unaudited)
  Assets:
  Current assets:
   Cash and equivalents  . . . . . . . . . . . . . .  $ 15,991      $  23,462
   Available-for-sale securities . . . . . . . . . .    41,969         44,594
   Accounts and license fees receivable, net of         12,453         14,342
    allowance for doubtful accounts of $963 ($768 at
    September 30, 1997)  . . . . . . . . . . . . . .
   Deferred income taxes   . . . . . . . . . . . . .     5,012          5,012
   Income taxes receivable . . . . . . . . . . . . .     3,231          3,220
   Prepaid expenses                                      2,122          2,136
   Other  current assets . . . . . . . . . . . . . .     1,448          1,111
                                                      ------------ ------------

    Total current assets . . . . . . . . . . . . . .    82,226         93,877
  Property and equipment, net. . . . . . . . . . . .    16,150         16,413
  Purchased intangibles, net of accumulated              2,894          2,791
   amortization of $5,014 ($4,911 at September 30,
   1997) . . . . . . . . . . . . . . . . . . . . . .
  Deferred income taxes. . . . . . . . . . . . . . .     1,042          1,042
  Other assets . . . . . . . . . . . . . . . . . . .       342            380
                                                      ------------ ------------
                                                      $102,654       $114,503
                                                      ------------ ------------
                                                      ------------ ------------

 Liabilities and Stockholders' Equity
  Current liabilities:
   Accounts payable  . . . . . . . . . . . . . . . .  $  3,634       $  4,533
   Accrued payroll and related expenses  . . . . . .     3,664          3,538
   Accrued integration and restructuring costs           3,109          2,538
   Taxes and other accrued expenses  . . . . . . . .     4,360          7,910
   Notes payable to related parties  . . . . . . . .     1,264            315
   Current portion of long-term debt   . . . . . . .       198            203
   Current portion of capital lease obligation.            457            470
   Deferred revenues . . . . . . . . . . . . . . . .     4,954          5,184
                                                      ------------ ------------
    Total current liabilities  . . . . . . . . . . .    21,640         24,691
  Capital lease obligations  . . . . . . . . . . . .       481            348
  Long-term debt . . . . . . . . . . . . . . . . . .       197            145

  Commitments and contingencies
  Stockholders' equity:
   Preferred stock, $.001 par value- 5,000,000 shares
    authorized, no shares issued and outstanding   .          -             -
   Common stock, $.001 par value-75,000,000 shares
    authorized, 18,564,697 shares issued and
    outstanding (18,246,159 at September 30, 1997) .         18            19
   Additional paid-in capital  . . . . . . . . . . .     80,806        84,374
   Retained earnings   . . . . . . . . . . . . . . .       (488)        4,926
                                                      ------------ ------------
    Total stockholders' equity   . . . . . . . . . .     80,336        89,319
                                                      ------------ ------------
                                                       $102,654      $114,503
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

                               Access Health, Inc.
                   Condensed Consolidated Statements of Income
                    (In thousands, except per share amounts)
                                   (Unaudited)


                                                   Three months ended
                                                       December 31,
                                            ----------------------------------
                                                 1996               1997
                                            ----------------------------------
 Revenues:
  Care management services . . . . . . . . $   21,872          $  26,321
  Licensing and support services . . . . .      2,769              2,728
                                           --------------    ----------------
   Total revenues  . . . . . . . . . . . .     24,641             29,049

 Costs and expenses:
  Cost of revenues:
   Care management services. . . . . . . .     11,040             14,405
   Licensing and support services. . . . .      1,128                675
  Product and other development. . . . . .      2,356              1,498
  Sales and marketing  . . . . . . . . . .      2,338              2,199
  General and administrative . . . . . . .      2,367              2,298
  Transaction costs  . . . . . . . . . . .      6,345                  -
  Integration and restructuring costs. . .      6,961                  -
                                           --------------    ----------------
   Total costs and expenses  . . . . . . .     32,535             21,075
                                           --------------    ----------------

 Income (loss) from operations . . . . . .     (7,894)             7,974

 Other income  . . . . . . . . . . . . . .        379                758
                                           --------------    ----------------

 Income (loss) before income taxes . . . .     (7,515)              8,732
 Provision (credit) for income taxes . . .     (1,503)              3,318
                                           --------------    ----------------

 Net income (loss) . . . . . . . . . . . . $   (6,012)           $  5,414
                                           --------------    ----------------
                                           --------------    ----------------

 Income (loss) per share
     Basic . . . . . . . . . . . . . . . . $    (0.34)           $    .29
                                           --------------    ----------------
                                           --------------    ----------------
     Diluted . . . . . . . . . . . . . . . $    (0.34)           $    .27
                                           --------------    ----------------
                                           --------------    ----------------
 Shares used in per share calculations
     Basic . . . . . . . . . . . . . . . .     17,570              18,425
     Diluted . . . . . . . . . . . . . . .     17,570              20,106

                             See accompanying notes.

                               Access Health, Inc.
                 Condensed Consolidated Statements of Cash Flows
                   Increase (Decrease) in Cash and Equivalents
                                 (In thousands)
                                   (Unaudited)


                                                          Three months ended
                                                             December 31,
                                                     --------------------------
                                                         1996           1997
                                                     --------------------------
 Cash flows from operating activities:
  Net income (loss). . . . . . . . . . . . . . . . . $  (6,012)       $   5,414
  Adjustments to reconcile net income to net cash
   provided by operations:
   Allowance for doubtful accounts . . . . . . . . .         6               20
   Depreciation and amortization . . . . . . . . . .     1,338            1,735
   Deferred stock compensation . . . . . . . . . . .       443                -
   Common stock issued for services rendered . . . .     2,233                -
   Changes in:
     Accounts and licenses receivable  . . . . . . .       566           (1,909)
     Prepaid expenses and other current assets . . .       432              335
     Accounts payable  . . . . . . . . . . . . . . .      (547)             899
     Accrued payroll and related expenses  . . . . .      (170)            (126)
     Accrued integration and restructuring costs . .     6,186             (571)
     Other accrued expenses  . . . . . . . . . . . .    (1,393)           3,550
     Notes payable to related parties. . . . . . . .       515             (949)
     Deferred revenues . . . . . . . . . . . . . . .      (895)             230
                                                     -----------      ---------
         Net cash provided by operating activities .     2,702            8,628
                                                     -----------      ---------
 Cash flows from investing activities:
   Purchase of available-for-sale securities, net. .    (2,807)          (2,625)
   Purchase of property and equipment. . . . . . . .    (1,123)          (1,896)
   Other assets. . . . . . . . . . . . . . . . . . .      (155)             (38)
                                                     -----------      ---------
        Net cash used by investing activities. . . .    (4,085)          (4,559)
                                                     -----------      ---------

 Cash flows from financing activities:
   Payment of long-term debt and capital leases. . .      (116)            (166)
   Sale of common stock. . . . . . . . . . . . . . .       338            3,568
                                                     -----------      ---------
        Net cash provided by financing activities. .       222            3,402
                                                     -----------      ---------

 Net increase (decrease) in cash and equivalents . .    (1,161)           7,471
 Cash and equivalents at beginning of period . . . .    26,533           15,991
                                                     -----------      ---------

 Cash and equivalents at end of period . . . . . . . $  25,372        $  23,462
                                                     -----------      ---------
                                                     -----------      ---------


                             See accompanying notes.

                                 Access Health, Inc.
                 Notes to Condensed Consolidated Financial Statements
                                  December 31, 1997
                                     (Unaudited)


Note 1:   Summary of Significant Accounting Policies

INTERIM FINANCIAL STATEMENTS

The accompanying consolidated condensed interim financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying consolidated condensed interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the fiscal year ended September 30, 1997.

In the opinion of management the unaudited interim financial statements reflect all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company's consolidated financial position at December 31, 1997, consolidated results of operations for the three month periods ended December 31, 1996 and 1997 and cash flows for the three month periods ended December 31, 1996 and 1997. Results for the period ended December 31, 1997 are not necessarily indicative of the results to be expected for the entire fiscal year.

REVENUE RECOGNITION

Revenues include care management services, which consist of program membership, member communications and teleservicing fees from the Company's Personal Health Advisor/FirstHelp and ASK-A-NURSE contracts with managed care organizations, self-insured employers and hospitals. Revenues also include licensing and support services related to the Company's ASK-A-NURSE, FirstHelp, patient education software, Access Care Management System, HealthSelect, and CANCER HELPLINK.

Program membership fees from Personal Health Advisor and FirstHelp contracts are recognized ratably in accordance with contract terms typically on the basis of per-member fees. Member communications fees are recognized upon the delivery of services. Teleservicing fees are recognized in accordance with contract terms on the basis of per-call fees or fees based on phone counselor staffing.

License revenues from ASK-A-NURSE, FirstHelp, and CANCER Helplink products are recognized ratably over the term of the contract. HealthSelect and patient education software revenue is recognized upon delivery of the software. Support revenues are comprised of ASK-A-NURSE, CANCER HELPLINK, and Access Care Management System support revenue, LIFE MATCH software support revenue and direct marketing fees. Revenue from support contracts and software maintenance contracts is recognized ratably over the contract term. Direct marketing fees are recognized upon the delivery of services.

PRODUCT AND OTHER DEVELOPMENT COSTS

Product and other development costs are expensed as incurred and consist primarily of salaries, supplies and contract services related to the development of the Company's products and services.

TRANSACTION COSTS AND INTEGRATION AND RESTRUCTURING COSTS

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

New Accounting Pronouncements

STATEMENT OF ACCOUNTING STANDARDS NO. 128

For the quarter ended December 31, 1997, the Company adopted Financial Accounting Standards Board Statement 128 to report earnings per share. Basic EPS is calculated based upon the weighted average of actual shares outstanding. Diluted earnings per share is most similar to what was reported as earnings per share under Accounting Principles Board Opinion ("APB") No. 15 which includes the dilutive impact of stock options using the treasury stock method.

STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 130

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income, " which is required to be adopted for fiscal years beginning after December 15, 1997. This statement establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. This statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The Company expects to adopt Statement No. 130 in the first quarter of fiscal 1999.

STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 131

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information, " effective for fiscal years beginning after December 15, 1997. This statement requires that a public company report financial and descriptive information about its reportable operating segments using the management approach. The Company expects to adopt Statement No. 131 in the first quarter of fiscal 1999.

Note 2:  Business combinations

During November 1996 the Company consummated business combinations with Informed Access which included the exchange of 5,375,000 shares of Access Health common stock (including 4,778,317 shares issued to Informed Access shareholders and 596,683 shares reserved for future grant to Informed Access option holders) and CRS, which included the exchange of 170,000 shares of Access Health common stock. These business combinations were accounted for as pooling-of-interests and, accordingly, the historical financial statements of the Company have been restated to include the consolidated financial statements of Access Health, Informed Access and CRS for all periods presented.

Note 3: Notes payable to related parties

Notes payable to related parties arising from bonuses are payable to members of management, who are also stockholders of the Company. The final installment of these notes was paid in January 1998.

Note 4:  Long-term debt

The Company has a term facility agreement ( the "Term Agreement") whereby through December 1996, the Company could borrow, in one or more borrowings, an amount not to exceed $2.0 million in the aggregate, subject to certain conditions set forth in the Term Agreement. At December 31, 1997, borrowings under the note payable facility and capital lease facility totaled $347,000 and $601,000, respectively. Borrowings under the Term Agreement are secured by certain of the Company's equipment with an aggregate carrying value of approximately $800,000 at December 31, 1997. Amounts payable under the Term Agreement bear interest at 14.48% , are due at varying dates through September 1999, and require monthly payments of principal and interest totaling approximately $52,000. Amount due under the note payable facility of the Term Agreement for the next twelve months is approximately $531,000.

Note 5: Income taxes

The Company's state net operating loss carryforwards of approximately $6.7 million as of September 30, 1997 expire between 2007 and 2011. The Company also has approximately $161,000 of federal research and development tax credits available, which expire between 2007 and 2011.

Realization of the Company's net deferred tax assets is dependent upon the Company generating sufficient taxable income in future years in the appropriate tax jurisdiction to obtain benefit from the reversal of temporary differences and from tax credit and net operating loss carryforwards. The amount of deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income are reduced.

Note 6:  Commitments

OPERATING LEASES

The Company leases its offices under the terms of operating leases that expire between September 1998 and December 2012. Annual minimum rental payments for fiscal 1998, 1999, 2000, 2001, 2002 and thereafter are $3,032,000, $2,920,000,
$2,695,000, $2,641,000, $1,597,000 and $17,381,000 respectively. Rental expenses are recorded on a straight-line basis over the respective lease terms.

Note 7:  Subsequent Event

As of February 17, 1998, the Company announced a definitive agreement to acquire privately held InterQual, Inc. of Marlborough, Massachusetts. InterQual is the leading provider of clinical decision support criteria to health care insurers, plans and providers. The transaction will be accounted for as a pooling of interests under APB Opinion No. 16 and is expected to close in the second calendar quarter of this year. The merger transaction is subject to stockholder approval by both companies and customary closing conditions.

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

GENERAL. The Company completed mergers with Informed Access Systems, Inc. ("Informed Access") and Clinical Reference Systems, LTD ("CRS") during November 1996. Both transactions were accounted for as pooling-of-interests and, accordingly, Management's Discussion and Analysis of Financial Condition and Results of Operations refers to the historical financial statements of the Company that have been restated to include the consolidated financial statements of Access Health, Informed Access and CRS, and the combined results of operations and financial position of all three companies for the first quarter of fiscal 1997.

RESULTS OF OPERATIONS

REVENUES. Revenues consist of revenues from care management services and licensing and support services. Revenues increased from $24.6 million during the three months ended December 31, 1996 to $29.0 million during the three months ended December 31, 1997.

Revenues from care management services increased from $21.9 million during the first quarter of fiscal 1997 to $26.3 million during the first quarter of fiscal 1998 due to increases in membership levels related to the Company's contracts during these periods. As of December 31, 1997, approximately 23.1 million members were enrolled compared to approximately 16.5 million members enrolled as of December 31, 1996. Revenue from the Company's contracts is recognized ratably in accordance with contract terms on the basis of per-member fees.

Revenues from licensing and support services decreased slightly from $2.8 million during the first quarter of fiscal 1997 to $2.7 million during the first quarter of fiscal 1998. Licensing and support services revenues include licensing implementations and program support activities for FirstHelp, the ASK-A-NURSE-Registered Trademark- family of products, CANCER HelpLink-Registered Trademark-, Access Care Management System-Registered Trademark- ("ACMS") and the LIFE MATCH-Registered Trademark-family of products.

COST OF REVENUES. The cost of care management services revenues includes the costs of operating the Company's services centers, on-going client consultation and charges for providing care management member communications services. The gross margins for care management services were 49.5% during the first quarter of fiscal 1997 and 45.3% during the first quarter of fiscal 1998. Gross margin for personal health management services decreased during the three month period ended December 31, 1997, compared to the same period in the prior year, due primarily to rolling out a common service platform to all call centers, absorbing the costs associated with new product beta sites and adjusting pricing on older contracts.

The cost of licensing and support services revenues includes the costs of license implementations, on-going client consultation, annual users' conferences, advertising materials, and other support services for FirstHelp, ASK-A-NURSE, CANCER HelpLink, Access Care Management System ("ACMS") and LIFE MATCH licensees. The gross margin percentages for licensing and support services increased from 59.3% during the first quarter of fiscal 1997 to 75.3% during the first quarter of fiscal 1998 due to changes in product licensing mix and increased efficiency resulting from organizational adjustments. While gross margins for licensing and support can fluctuate, the Company believes it is operating near targeted gross margin levels for licensing and support services.

PRODUCT AND OTHER DEVELOPMENT EXPENSES. Product and other development expenses totaled $2.4 million, or 9.6% of revenues, during the first quarter of fiscal 1997 and $1.5 million, or 5.2% of revenues, during the first quarter of fiscal 1998. The decrease is due to the integration of the development teams of Access Health and Informed Access Systems. In order to meet consumer needs and demands for new products, the Company expects to continue to increase spending on development in future quarters.*

SALES AND MARKETING EXPENSES. Sales and marketing expenses were $2.3 million, or 9.5% of revenues, and $2.2 million, or 7.6% of revenues, during the first quarter of fiscal 1997 and 1998, respectively. As a percentage of revenue, sales and marketing expenses declined due to the integration of the sales teams of Access Health and Informed Access. In future periods, the Company expects to maintain a generally consistent relationship of sales and marketing expenses to revenues.*

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses were $2.4 million, or 9.6% of revenues, and $2.3 million, or 7.9% of revenues, during the first quarter of fiscal 1997 and 1998, respectively. As a percent of revenue, general and administrative expenses decreased due to the integration of Access Health and Informed Access Systems' management teams. The Company expects general and administrative expenses to increase in coming quarters, but generally consistent with the current percentage of revenue.*

TRANSACTION COSTS. Transaction costs of $6.3 million were one-time charges recorded in the first quarter of fiscal 1997 associated directly with the merger of the Company with Informed Access and CRS and consists primarily of professional fees and services of approximately $5.2 million.

INTEGRATION AND RESTRUCTURING COSTS. Related to the merger of Informed Access and CRS, these one-time costs recorded in the first quarter of fiscal 1997 included approximately $3.0 million for severance and related expenses, $1.5 million for elimination of redundant technologies, and $1.5 million for discontinued facilities.

INCOME FROM OPERATIONS. Operating income increased from a loss of $7.9 million during the first quarter of fiscal 1997 to a profit of $8.0 million during the first quarter of fiscal 1998. As indicated above, the change is attributable to increasing revenues and decreased ongoing operating expenses, and to the transaction, integration and restructuring expenses recorded in the first quarter of fiscal 1997.

OTHER INCOME. The Company generates interest and other income from cash balances and available-for-sale securities. Interest and other income increased from $379,000 to $758,000 in the first quarter of fiscal 1997 and 1998, respectively due to the increase in cash and equivalents and available for sale securities from $58.0 million at December 31, 1996 to $68.1 million at December 31, 1997.

EFFECTS OF INFLATION AND CHANGING PRICES. Inflation and changing prices have not had a material effect on the Company's operations and, at current levels, are not expected to in future years*.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 1997, the Company held cash and equivalents and available-for-sale securities totaling $68.1 million compared to a balance of $58.0 million as of September 30, 1997. Cash provided by operations during the first three months of fiscal 1998 was $8.6 million compared with $2.7 million for the first three months of fiscal 1997.

The Company believes its current capital resources are adequate to fund cash needs for anticipated operating levels for at least the next twelve months*. The Company also may use capital resources in connection with business expansion that may include the acquisition of complementary product lines or businesses during fiscal 1998 or beyond*.

During the first three months of fiscal 1998, the Company purchased approximately $1.9 million of property and equipment. The Company expects to purchase additional capital equipment during the balance of fiscal 1998 to further integrate and expand call centers and system capacity, and to expand the Company's corporate infrastructure*.

* THIS STATEMENT IS A FORWARD-LOOKING STATEMENT REFLECTING CURRENT EXPECTATIONS. THERE CAN BE NO ASSURANCE THAT THE COMPANY'S ACTUAL FUTURE PERFORMANCE WILL MEET THE COMPANY'S CURRENT EXPECTATIONS.

INVESTORS ARE STRONGLY ENCOURAGED TO REVIEW THE SECTION ENTITLED "RISK FACTORS THAT MAY AFFECT FUTURE OPERATING PERFORMANCE."

FACTORS THAT MAY AFFECT FUTURE OPERATING PERFORMANCE

ABILITY TO SECURE ADDITIONAL CONTRACTS AND EXPAND AND RETAIN EXISTING CONTRACTS. The Company's ability to increase revenues and profitability is largely dependent on the Company's ability to secure additional care management contracts and to retain and expand existing contracts. The Company could be adversely affected by the termination or non-renewal of any of the Company's contracts, or by renegotiation of the terms of contracts, particularly if the affected contracts cover a large number of members or represent a significant portion of the Company's licensing and support revenue. Any factors adversely affecting the market for the care management product or the licensing and support services products, including factors outside of the Company's control, such as adverse publicity or government regulatory action, could have a material adverse effect on the Company.

DEPENDENCE ON PRINCIPAL CUSTOMERS. Significant portions of the Company's revenues are generated by a limited number of customers. The Company's care management contracts range from approximately 800 members to 3.0 million members per contract. In fiscal 1997, the five largest single care management enrollments total 3.0 million, 2.4 million, 1.9 million, 1.5 million and 1.5 million members. In fiscal 1997, the Company's three largest customers accounted for approximately 8.0%, 7.8%, and 6.9% of the Company's total revenues and the Company's top five customers, in the aggregate, accounted for approximately 33.4% of the Company's total revenues. After an initial term of approximately one to four years, contracts generally can be terminated upon 60 to 360 days notice to the Company. Three of the Company's five largest contracts are up for renewal in 1998. The Company's contracts could be subject to early termination by its customers if the Company were not in compliance with any applicable government regulation. The termination, non-renewal or renegotiation of any such agreements could have a material adverse effect on the Company's operating results. See "Government Regulation."

Uncertainty of future operating results. The Company's quarterly operating results may fluctuate significantly in the future as a result of a variety of factors, many of which are outside the Company's control. There can be no assurance that the Company's revenues and profitability will increase during fiscal 1998 and beyond. The Company's revenues may be materially adversely affected by the termination or non-renewal of the Company's contracts or by the renegotiation of the terms of such contracts. The Company may incur significantly increased sales, marketing, and promotional expenses during fiscal 1998, and may devote additional resources to the further development of care management, disease management or other new products. To the extent that the Company incurs increased expenses, the Company's operating results will be adversely affected unless revenues and operating margins increase sufficiently to offset such expenditures. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

COMPETITION. The market for the Company's products and services is highly competitive. There are a number of competitors that offer products or services that compete with some or all of those offered by the Company. Existing and potential clients may also evaluate the Company's products or services against internally developed programs. Increased competition could result in pricing pressure and margin erosion. In its existing business and as the Company offers new products or services, or enters new markets, it may face increased competition from competitors, some of which may have substantially greater financial, marketing and technical resources than the Company. In particular, several small competitors have recently been acquired or are expected to be acquired by companies with substantially greater financial, marketing and technical resources than the Company, and this could lead to increased competition. There can be no assurance that the Company will continue to compete successfully.

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

The successful operation of the Company's care centers is based on a networked information system. The information system provides care center nurses and health care counselors with access to care management applications and a database of information including member information, plan rules, physician information and clinical algorithms and guidelines. The Company is in the process of developing a new information system which combines certain aspects of the different systems developed by Access Health and Informed Access. Failure to successfully develop and implement this new information system could delay revenues or increase operating costs and could have a material adverse effect on the Company. The ability to continue to develop, implement and support the Company's information systems is dependent on its ability to employ and retain experienced technical personnel. If the Company is unable to hire and retain required personnel or is required to pay compensation at significantly higher levels to attract and retain technical personnel it could have a material adverse effect on the Company's financial results.

LIMITATIONS ON PROTECTION OF PROPRIETARY RIGHTS. The Company regards its software, clinical algorithms and nursing assessment tools, clinical operational expertise and marketing and program operation materials as proprietary and takes action to protect its intellectual property with patents, copyrights, trademarks, trade secret laws and restrictions on disclosure, copying and transferring title. Despite the Company's precautions, it may be possible for unauthorized third parties to copy aspects of the Company's products or to obtain and use information that the Company regards as proprietary. There can be no assurance that competitors, some of which have substantial resources and have made substantial investments in competing technologies, will not seek to apply for and obtain patents that will prevent, limit or interfere with the Company's ability to market its products and services either in the United States or in international markets. The Company could incur substantial costs defending itself in suits against the Company or its proprietary rights or in bringing suits against those parties to enforce the Company's proprietary rights. The Company has been issued patents on its clinical algorithms in the United States and has filed for patent protection in some foreign countries. There is no assurance that such patents will not be challenged or invalidated. Existing copyright laws afford only limited practical protection. In addition, the laws of some foreign countries do not protect the Company's proprietary rights to the same extent as do the laws of the United States, which could be a factor depending upon into which countries outside the United States the Company expands.

MANAGEMENT OF GROWTH. The Company has experienced rapid growth in recent years. Continued rapid growth may place a significant strain on the Company's management, telecommunications systems, operational infrastructure, working capital and financial and management control systems. The difficulties of managing growth may be increased by the necessity of coordinating geographically separated organizations. In order for the Company to manage its client base successfully, management will be required to anticipate the changing demands of their growing operations and to adopt systems and procedures accordingly. Failure to effectively implement or maintain such systems and procedures could adversely affect the Company's business, results of operation and financial condition. Further, there can be no assurance that the Company's current information systems, telecommunications systems and operational infrastructure will be adequate for its future needs, or that the Company will be successful in implementing new systems. Failure to upgrade its information systems, telecommunications systems and operational infrastructure or unexpected difficulties encountered with these systems during expansion could adversely affect the Company's business, financial condition and results of operations.

ACQUISITION-RELATED RISKS.   The Company has grown in part through mergers and
acquisitions. The Company intends to evaluate acquisitions of product lines and businesses as part of its business strategy. The process of integrating an acquired company's business into the Company's operations may result in unforeseen operating difficulties and expenditures and may absorb significant management attention that would otherwise be available for the ongoing development of the Company's business. Moreover, there can be no assurance that the anticipated benefits of an acquisition will be realized. Future acquisitions by the Company could result in potentially dilutive issuance's of equity securities, the incurrence of debt and contingent liabilities and amortization expenses related to goodwill and other intangible assets, which could materially adversely affect the Company's operating results and financial condition. In addition, acquisitions involve numerous risks, including difficulties in managing diverse geographic operations, the diversion of management's attention from other business concerns, risks of entering markets in which the Company has no or limited direct prior experience and the potential loss of key employees of the acquired company. The inability of the Company's management to respond to changing business conditions effectively, including the changes associated with its acquired businesses and product lines, could have a material adverse effect on the Company's results of operations.

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

VOLATILITY OF STOCK PRICE. The market for the Company's stock is highly volatile. The trading price of Access Health's common stock is subject to wide fluctuations in response to a variety of factors including the signing or loss of a major contract, changes in market analyst estimates and recommendations for the Company's common stock, fluctuations in operating results, the failure of operating results to meet market analyst's estimates, changes in government regulation and general conditions in the health care industry and the economy, any of which could cause the price of the Company's common stock to fluctuate, perhaps substantially. In addition, in recent years stock prices have experienced significant fluctuations, which have particularly affected the market price for the securities of health care companies and which often have been unrelated to the operating performance of these companies.

GOVERNMENT REGULATION. The health care industry is subject to extensive and evolving government regulation at both the Federal and state levels relating to many aspects of the Company's and its clients' businesses in use of the Company's programs, including the provision of health care services, teleservicing, and health care referral programs. These statutes and regulations in many cases predate the development of telephone-based health care information and other interstate transmission and communication of medical information and services. The literal language of certain of these statutes and regulations governing the provision of health care services, including the practice of nursing and the practice of medicine, could be construed by regulatory authorities to apply to certain of the Company's activities, including without limitation teleservicing activities which use California, Illinois, Arizona, and Colorado registered nurses to provide out-of-state care management services such as nursing assessments and information regarding appropriate sources of care and treatment time frames. These statutes and regulations could also apply to certain activities of the Company's health service customers when operating the Company's programs. In addition, the literal language of the statutes and regulations governing health maintenance organizations and other plans that provide or arrange for the provision of health care services for a prepaid or periodic charge could be construed by regulatory authorities to apply to certain activities of the Company that are provided on a per-member, per-month basis. The Company has not been made, nor is it aware that any other company providing out-of-state teleservicing has ever been made, the subject of such requirements by a regulatory authority. However, if regulators seek to enforce any of the foregoing statutory and regulatory requirements, the Company, its employees and/or its clients could be required to obtain additional licenses or registrations, to modify or curtail the operation of the Company's programs, to modify the method of payment for the Company's programs, or to pay fines or incur other penalties.

The payment of remuneration to induce the referral of health care business has been a subject of increasing governmental and regulatory focus in recent years.
Section 1128B(b) of the Social Security Act (sometimes referred to as the "Federal anti-kickback statute") provides criminal penalties for individuals or entities that knowingly and willfully offer, pay, solicit or receive remuneration in order to induce referrals for items or services for which payment may be made under the Medicare and Medicaid programs and certain other government-funded programs. The Social Security Act provides authority to the Office of the Inspector General through civil proceedings to exclude an individual or entity from participation in the Medicare and state health programs if it is determined any such party has violated Section 1128B(b) of the Social Security Act. Regulations have been promulgated specifying certain payment practices, which will not be subject to criminal prosecution or civil exclusion. These regulations, commonly referred to as the "safe harbor" regulations, do not expand the scope of the Federal anti-kickback statute, and the fact that a business arrangement does not fit within a safe harbor does not mean the business arrangement violates the Federal anti-kickback statute. The Company's programs do not meet the requirements of the safe harbor for referral services. A number of states in which the Company operates have anti-kickback statutes similar to the Federal statute as well as statutory and regulatory requirements governing referral agencies and regulating franchising and business opportunity ventures. In addition, the Federal government and a number of states have enacted statutes which contain outright prohibitions on referrals for specified services which are made by referring providers who have an ownership interest in, or compensation arrangement with, the entity to which the referral is made. If the Company or the use of its products and services were to be found in violation of such statutes, the Company or its clients could be required to modify or curtail the operation of the Company's programs, or to pay fines or incur other penalties, and the Company's clients could be excluded from participation in the Medicare and Medicaid programs and could be precluded from charging fees and obtaining reimbursement for specified services.

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

RISK MANAGEMENT. In recent years, participants in the health care industry, including physicians, nurses and other health care professionals, have been subject to an increasing number of lawsuits alleging malpractice, product liability and related legal theories, many of which involve large claims and significant defense costs. Due to the nature of its business, the Company could become involved in litigation regarding the telephone information given by its registered nurses or those of its licensees with the risk of adverse publicity, significant defense costs and substantial damage awards. The Company has established policies and procedures that limit the information provided by its registered nurses to that contained in its clinical algorithms and protocols and in other approved reference sources. In connection with its teleservices operations, the Company has a quality assurance program that includes real-time audits of calls and post call reviews to monitor compliance with established policies and procedures. Generally, clients review and approve the Company's clinical algorithms, protocols and guidelines prior to program implementation and do not modify them without medical approval. To date, the Company has not been the subject of any claim involving either its clinical assessment systems, the operation of its teleservicing centers or the operation by hospital or other clients of on-site call centers. However, there can be no assurance that claims will not be brought against the Company. Even if such claims ultimately prove to be without merit, defending against them can be time consuming and expensive, and any adverse publicity associated with such claims could have a material adverse effect on the Company.

                             PART II - OTHER INFORMATION

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

          a)   Exhibits:



EXHIBIT   DECRIPTION

2.1  (B)       Conformed Agreement and Plan of Reorganization by and among the
                    Registrant, Access Acquisition Corp. and Informed Access Systems, Inc. dated as of September 3,1996
3.1  (C)       Amended and Restated Certificate of Incorporation
3.2  (C)       Amended and Restated Bylaws
3.2  (D)       Certificate of Designation of Rights, Preferences and Privileges
                    of Series A Participating Preferred Stock of Access
                    Health, Inc. filed on March 13, 1997.
4.1  (C)       Specimen Stock Certificate
4.2  (A)       Registration Rights Agreement dated June 26, 1990 between
                    Registrant and certain parties named therein
4.3  (C)       Shareholder's Representation Statement and Registration Rights
                    Agreement dates as of November 25, 1996 between Registrant and various investors
4.4  (C)       Registration Rights Agreement dated November 18, 1996
4.5  (D)       Form of Preferred Shares Rights Agreement, dated as of March 12,
                    1997 between the Company and The First National Bank of Boston, including exhibits
10.26 (E)      AHN Partners, L.P. 8% Convertible Subordinated Debenture due 2001

27             Financial Data Schedule.


          (A) Incorporated by reference to Registrant's Form S-1 Registration No. 33-44604.
          (B) Incorporated by reference to Registrant's Registration Statement on Form S-4 (No. 333-13931).
          (C) Incorporated by reference to Registrant's Form 10-K for the year ended September 30, 1996.
          (D) Incorporated by reference to Registrant's Registration Statement on Form 8-A filed March 13, 1997 (No. 000-19758).
          (E) Incorporated by reference to Registrant's Form 10-Q for the quarter ended March 31, 1997.


           b) Reports on Form 8-K. No reports on Form 8-K were filed during the current quarter.

                                      Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                    ACCESS HEALTH, INC.





Date:   February 17, 1998          /s/   Timothy H. Connor
                                   ----------------------------
                                   Timothy H. Connor
                                   Senior Vice President and Chief
                                      Financial Officer (principal financial
                                      officer of Registrant)