Form 10-Q
period 1998-03-31
ACCESS HEALTH INC
filed 1998-05-15
CIK 882304

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                   FORM 10-Q

(Mark One)
[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 1998 or

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition period from __________ to__________


                       Commission File Number :  0-19758

                              ACCESS HEALTH, INC.
            (Exact name of registrant as specified in its charter)

              Delaware                          68-0163589
 (State or other jurisdiction of            (I.R.S. Employer
  incorporation or organization)           Identification No.)

335 Interlocken Parkway, Broomfield, CO           80021
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

                Yes   X            No
                    -----              -----

    Number of shares of Common Stock Outstanding at April 30, 1998:
18,903,651 shares

                              Access Health, Inc.

                                     INDEX


                                                                    Page No.
                                                                   ----------
PART I    FINANCIAL INFORMATION

 Item 1.  Financial Statements

   Condensed consolidated balance sheets - September 30, 1997
    and March  31, 1998..........................................       4

   Condensed consolidated statements of income - three months
    and six months ended March 31, 1997 and 1998.................       5

   Condensed consolidated statements of cash flows - six months
    ended March  31, 1997 and 1998...............................       6

   Notes to condensed consolidated financial statements..........       7

 Item 2.  Management's discussion and analysis of financial
    condition and results of operations..........................      10

PART II.     OTHER INFORMATION

 Item 4. Submission of Matters to a Vote of Shareholders.........      18

 Item 6. Exhibits and Reports on Form 8-K........................      18

SIGNATURE........................................................      19

                        PART 1.  FINANCIAL INFORMATION

                  Access Health, Inc.
         Condensed Consolidated Balance Sheets
   (In thousands, except per share and share amounts)


                                                                               September 30,           March 31,
                                                                                  1997                   1998
                                                                             ----------------      --------------
                                                                                (Audited)            (Unaudited)
Assets:
   Current assets:
      Cash and equivalents................................................    $  15,991               $  43,820
       Available-for-sale securities......................................       41,969                  31,936
       Accounts and license fees receivable, net of allowance for doubtful accounts of $874 at March 31, 1998, and $768 at
         September 30, 1997...............................................       12,453                  14,289
       Deferred income taxes..............................................        5,012                   5,012
       Income taxes receivable............................................        3,231                   3,220
       Prepaid expenses...................................................        2,122                   3,344
       Other current assets...............................................        1,448                   2,104
                                                                             --------------         ---------------
         Total current assets.............................................       82,226                 103,725
      Property and equipment, net.........................................       16,150                  16,046
      Purchased intangibles, net of accumulated amortization of $5,163
        at March 31, 1998, and $4,911 at September 30, 1997...............        2,894                   2,642
      Deferred income taxes...............................................        1,042                   1,042
      Other assets........................................................          342                     427
                                                                            ---------------         ---------------
                                                                             $  102,654              $  123,882
                                                                            ---------------         ---------------
                                                                            ---------------         ---------------
Liabilities and Stockholders' Equity
   Current liabilities:
     Accounts payable.....................................................   $    3,634              $    2,979
     Accrued payroll and related expenses.................................        3,664                   4,716
     Accrued integration and restructuring costs .........................        3,109                   1,912
     Taxes and other accrued expenses.....................................        4,360                   9,877
     Notes payable to related parties.....................................        1,264                       0
     Current portion of long-term debt....................................          198                     207
     Current portion of capital lease obligation..........................          457                     486
     Deferred revenues....................................................        4,954                   5,748
                                                                           ----------------         --------------
        Total current liabilities.........................................       21,640                  25,925
   Capital lease obligations..............................................          481                     221
   Long-term debt.........................................................          197                      91

   Commitments and contingencies
   Stockholders' equity:
       Preferred stock, $.001 par value-5,000,000 shares authorized,
         no shares issued and outstanding.................................            -                       -
       Common stock, $.001 par value-75,000,000 shares authorized,
         18,815,879 shares issued and outstanding at March 31, 1998, and
         18,246,159 shares issued and outstanding at September 30, 1997...           18                      19
       Additional paid-in capital.........................................       80,806                  86,928
       Retained earnings (deficit)........................................         (488)                 10,698
                                                                            ---------------        ---------------
          Total stockholders' equity......................................       80,336                  97,645
                                                                            ---------------        ---------------
                                                                             $  102,654              $  123,882
                                                                            ---------------        ---------------
                                                                            ---------------        ---------------

                             See accompanying notes.

                              Access Health, Inc.
                  Condensed Consolidated Statements of Income
                   (In thousands, except per share amounts)
                                  (Unaudited)


                                                            Three months ended               Six months ended
                                                                 March 31,                        March 31,
                                                            1997           1998           1997            1998
                                                         -----------   -----------    -----------   -------------
Revenues:
  Care management services...........................    $  22,545      $  28,111      $  44,417      $  54,432
  Licensing and support services.....................        2,556          3,105          5,325          5,833
                                                        -----------    -----------    -----------    -----------
        Total revenues...............................       25,101         31,216         49,742         60,265

Costs and expenses:
  Cost of revenues:
     Care management services........................       11,542         15,481         22,582         29,886
     Licensing and support services..................          901            684          2,029          1,359
  Product and other development......................        2,041          1,675          4,397          3,173
  Sales and marketing................................        1,908          2,460          4,246          4,659
  General and administrative.........................        2,191          2,525          4,558          4,823
  Transaction costs..................................            -              -          6,345              -
  Integration and restructuring costs................            -              -          6,961              -
                                                        -----------     ----------    -----------    -----------
        Total costs and expenses.....................       18,583         22,825         51,118         43,900
                                                        -----------     ----------    -----------    -----------
Income (loss) from operations........................        6,518          8,391         (1,376)        16,365

Other income.........................................          336            919            715          1,677
                                                        -----------     ----------    -----------    -----------
Income (loss) before income taxes....................        6,854          9,310           (661)        18,042
Provision (credit) for income taxes..................        1,371          3,538           (132)         6,856
                                                        -----------     ----------    -----------    -----------
Net income (loss)                                        $   5,483       $  5,772      $    (529)      $  11,186
                                                        -----------     ----------    -----------    -----------
                                                        -----------     ----------    -----------    -----------
Net income (loss) per share

       Basic.........................................    $    0.31       $   0.31      $   (0.03)       $  0.60
                                                        -----------     ----------    -----------    -----------
                                                        -----------     ----------    -----------    -----------
       Diluted.......................................    $    0.29       $   0.29      $   (0.03)       $  0.56
                                                        -----------     ----------    -----------    -----------
                                                        -----------     ----------    -----------    -----------

Shares used in per share calculations

       Basic.........................................       17,868         18,689         17,719         18,556
                                                        -----------     ----------    -----------    -----------
                                                        -----------     ----------    -----------    -----------
       Diluted.......................................       18,610         20,154         17,719         20,128
                                                        -----------     ----------    -----------    -----------
                                                        -----------     ----------    -----------    -----------

                             See accompanying notes.

                              Access Health, Inc.
               Condensed Consolidated Statements of Cash Flows
                        Increase in Cash and Equivalents
                               (In thousands)
                                (Unaudited)


                                                                          Six months ended
                                                                              March 31,
                                                                      --------------------------
                                                                         1997           1998
                                                                      ----------     -----------
Cash flows from operating activities:
 Net income (loss)................................................     $  (529)       $ 11,186
 Adjustments to reconcile net income to net cash provided by operations:
  Allowance for doubtful accounts.................................          22              20
  Depreciation and amortization...................................       3,091           3,565
  Deferred stock compensation.....................................         443               -
  Common stock issued for services rendered.......................       2,233               -
  Changes in:
   Accounts and license fees receivable...........................       2,669          (1,856)
   Prepaid expenses and other current assets......................         196          (1,867)
   Accounts payable...............................................        (780)           (655)
   Accrued payroll and related expenses...........................        (214)          1,052
   Accrued integration and restructuring costs....................       5,469          (1,197)
   Taxes and other accrued expenses...............................      (2,326)          5,517
   Deferred revenues..............................................         (13)            794
                                                                     ----------      ----------
     Net cash provided by operating activities....................      10,261          16,559

Cash flows from investing activities:
 Purchase of available-for-sale securities, net...................       2,396          10,033
 Purchase of property and equipment...............................      (2,716)         (3,209)
 Notes receivable from AHN........................................      (5,000)              -
 Other assets.....................................................         (50)            (85)
                                                                     ----------      ----------
     Net cash provided by (used in) by investing activities.......      (5,370)          6,739
                                                                     ----------      ----------

Cash flows from financing activities:
 Notes payable to related parties.................................        (206)         (1,264)
 Payment of long-term debt and capital leases.....................        (311)           (328)
 Sale of common stock.............................................       1,397           6,123
                                                                    -----------      ----------
     Net cash provided by financing activities....................         880           4,531
                                                                    -----------      ----------
Net increase in cash and equivalents..............................       5,771          27,829
Cash and equivalents at beginning of period.......................      26,533          15,991
                                                                    -----------      ----------
Cash and equivalents at end of period.............................     $32,304        $ 43,820
                                                                    -----------      ----------
                                                                    -----------      ----------

                            See accompanying notes.

                              Access Health, Inc.
             Notes to Condensed Consolidated Financial Statements
                                March 31, 1998
                                  (Unaudited)


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

In the opinion of management, the unaudited interim financial statements reflect all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company's consolidated financial position at March 31, 1998, consolidated results of operations for the three month and six month periods ended March 31, 1997 and 1998 and cash flows for the six month periods ended March 31, 1997 and 1998. Results for the periods ended March 31, 1998 are not necessarily indicative of the results to be expected for the entire fiscal year.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable from future undiscounted cash flows. Impairment losses are recorded for the difference between the carrying value and fair value of the long-lived asset.

REVENUE RECOGNITION

Revenues include care management services, which consist of program membership, member communications and teleservicing fees from the Company's Personal Health Advisor/FirstHelp and ASK-A-NURSE contracts with managed care organizations, self-insured employers and hospitals. Revenues also include licensing and support services related to certain of the Company's products including ASK-A-NURSE, FirstHelp, patient education software, Access Care Management System, HealthSelect, and CANCER HELPLINK.

Program membership fees from Personal Health Advisor/FirstHelp contracts are recognized ratably in accordance with contract terms typically on the basis of per-member fees. Member communications fees are recognized upon the delivery of services. Teleservicing fees are recognized in accordance with contract terms on the basis of per-call fees or fees based on phone counselor staffing.

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

New Accounting Pronouncements

STATEMENT OF ACCOUNTING STANDARDS NO. 128

During fiscal 1998, Access Health adopted SFAS 128. This statement establishes standards for computing and presenting basic and diluted earnings per share. Under this statement, basic earnings or loss per share is computed by dividing the net earnings or loss by the weighted average number of shares of common stock outstanding. Diluted earnings or loss per share is determined by dividing the net earnings or loss by the sum of (1) the weighted average number of common shares outstanding, (2) if not anti-dilutive, the number of shares of convertible preferred stock as if converted upon issuance, and (3) if not anti-dilutive, the effect of outstanding stock options determined utilizing the treasury stock method.

A reconciliation of the numerator and denominators used in computing per share net income (loss) from continuing operations is as follows:


                                                                           Three months ended              Six months ended
                                                                                March 31,                      March 31,
                                                                           1997         1998            1997            1998
                                                                    ------------------------------------------------------------
Numerator for basic and diluted net income (loss) per share:
    Net income (loss)                                                   $  5,483       $  5,772       $  (529)       $  11,186
                                                                    ------------------------------------------------------------
                                                                    ------------------------------------------------------------
Denominator for basic net income (loss) per share:
    Weighted average common shares outstanding                            17,868         18,689        17,719           18,556
                                                                    ------------------------------------------------------------
                                                                    ------------------------------------------------------------

Denominator for diluted net income (loss) per share:
    Weighted average common shares outstanding                            17,868         18,689        17,719           18,556
    Outstanding stock options                                                742          1,465             -            1,572
                                                                    ------------------------------------------------------------
       Denominator for diluted net income (loss) per share                18,610         20,154        17,719           20,128
                                                                    ------------------------------------------------------------
                                                                    ------------------------------------------------------------

Options to purchase approximately 1.1 million shares of Access Health's common stock were outstanding at March 31, 1997, but were not included in the computation of diluted earnings per share because they were anti-dilutive.

STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 130

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," which is required to be adopted for fiscal years beginning after December 15, 1997. This statement establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. This statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Reclassification of financial statements for earlier periods provided for comparative purposes are required. Management has determined this change will not significantly affect its financial reporting. The Company expects to adopt Statement No. 130 beginning in the first quarter of fiscal 1999.

STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 131

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," effective for fiscal years beginning after December 15, 1997. This statement requires that a public company report financial and descriptive information about its reportable operating segments using the management approach. Management has determined this change will not significantly affect its financial reporting. The Company expects to adopt Statement No. 131 in the first quarter of fiscal 1999.

STATEMENT OF POSITION 98-1

In March 1998, the AICPA issued SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". This statement is effective for fiscal years beginning after December 15, 1998, although earlier application is permitted. In general, SOP 98-1 requires that certain costs to develop software for internal use be capitalized. These requirements are to be applied prospectively from the date of the Company's adoption. The Company historically has not capitalized such costs.

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

As of February 17, 1998, the Company announced a definitive agreement to acquire privately held InterQual, Inc. of Marlborough, Massachusetts. Under the terms of the acquisition, 4,290,000 shares of the Company's stock will be exchanged for the outstanding shares of InterQual, Inc. The number of shares issuable is subject to adjustment of up to an additional 500,000 shares to be issued based upon a minimum transaction value of $130 million. It is anticipated that the transaction would be accounted for as a pooling of interests under APB Opinion No. 16 and is expected to close in the third fiscal quarter of this year. The merger transaction is subject to stockholder approval by both companies and customary closing conditions. The Company expects to recognize a one-time charge in the third fiscal quarter of this year for integration and transaction charges of approximately $8 to $9 million.

Note 3: Notes payable to related parties

Notes payable to related parties arising from bonuses are payable to members of management, who are also stockholders of the Company. The final installment due was paid in January 1998.

Note 4:  Long-term debt

The Company has a term facility agreement (the "Term Agreement") consisting of note payable and capital lease facilities. At March 31, 1998, principal balances under the note payable facility and capital lease facility totaled $298,000 and $523,000, respectively. Principal balances under the Term Agreement are secured by certain of the Company's equipment with an aggregate carrying value of approximately $763,000 at March 31, 1998. Amounts payable under the Term Agreement bear interest at 14.48%, are due at varying dates through September 1999, and require monthly payments of principal and interest totaling approximately $52,000. Payments due under the note payable facility of the Term Agreement for the next twelve months are approximately $542,000.

Note 5: Income taxes

The Company's state net operating loss carryforwards of approximately $6.7 million as of September 30, 1997 expire between 2007 and 2011. The Company also has approximately $161,000 of federal research and development tax credits available, which expire between 2007 and 2011.

Realization of the Company's net deferred tax assets is dependent upon the Company generating sufficient taxable income in future years in the United States to obtain benefit from the reversal of temporary differences and from tax credit and state net operating loss carryforwards. The amount of deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income are reduced.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIS DISCUSSION CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS, INCLUDING BUT NOT LIMITED TO STATEMENTS IDENTIFIED BY ASTERISK, WHICH INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THE RESULTS ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS SET FORTH HEREUNDER AND IN THE COMPANY'S ANNUAL REPORT AS FILED ON FORM 10-K FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1997.

RESULTS OF OPERATIONS

REVENUES. Revenues consist of revenues from care management services and licensing and support services. Revenues increased from $25.1 million during the three months ended March 31, 1997 to $31.2 million during the three months ended March 31, 1998, or 24%, and increased from $49.7 million for the six months ended March 31, 1997 to $60.3 million, or 21% for the six months ended March 31, 1998.

Revenues from care management services increased from $22.5 million during the second quarter of fiscal 1997 to $28.1 million during the second quarter of fiscal 1998, or 25%, and increased from $44.4 million during the first six months of fiscal 1997 to $54.4, or 23% during the first six months of fiscal 1998, due to increases in membership levels related to the Company's contracts during these periods. As of March 31, 1998, approximately 26.1 million members were enrolled compared to approximately 17.9 million members enrolled as of March 31, 1997. Revenue from the Company's contracts is recognized ratably in accordance with contract terms on the basis of per-member fees.

Revenues from licensing and support services increased from $2.6 million during the second quarter of fiscal 1997 to $3.1 million, or 19%, during the first quarter of fiscal 1998, and from $5.3 million during the first six months of fiscal 1997 to $5.8 million, or 9%, for the first six months of fiscal 1998. Licensing and support services revenues include licensing implementations and program support activities for FirstHelp, the ASK-A-NURSE-Registered Trademark- family of products, CANCER HelpLink-Registered Trademark-, Access Care Management System-Registered Trademark- ("ACMS") and the LIFE MATCH-Registered Trademark- family of products.

COST OF REVENUES. The cost of care management services revenues includes the costs of operating the Company's services centers, on-going client consultation and charges for providing care management member communications services. The gross margins for care management services were 48.8% during the second quarter of fiscal 1997 and 44.9% during the second quarter of fiscal 1998, and 49.2% during the first six months of fiscal 1997 compared to 45.1% for the first six months of fiscal 1998. The decrease in gross margin during the second quarter of fiscal 1998 and for the six months ended March 31, 1998 compared to the same periods in fiscal 1997, is primarily due to adjusting pricing terms on older contracts typically effective upon renewal dates during fiscal 1997. The Company does not anticipate that downward price adjustments to contracts during the remainder of fiscal 1998 will have a material effect on operating results. * Additional factors contributing to the decrease in gross margin were operational inefficiencies experienced as a result of implementing a common service platform in all care centers and absorbing the costs associated with new product beta sites. The Company expects that gross margins for care management services will be lower during the second half of the fiscal year than in the first half due primarily to a continuation of operating inefficiencies related to the implementation of the common system platform.

The cost of licensing and support services revenues includes the costs of license implementations, on-going client consultation, annual users' conferences, advertising materials, and other support services for FirstHelp, ASK-A-NURSE, CANCER HelpLink, Access Care Management System and LIFE MATCH licensees. The gross margin percentages for licensing and support services increased from 64.7% during the second quarter of fiscal 1997 to 78.0% during the second quarter of fiscal 1998, and from 61.9% during the first six months of fiscal 1997 to 76.7% for the first six months of fiscal 1998 due to changes in product licensing mix and increased efficiency resulting from organizational adjustments. While gross margins for licensing and support can fluctuate, the Company believes it is currently operating near targeted gross margin levels for licensing and support services.

PRODUCT AND OTHER DEVELOPMENT EXPENSES. Product and other development expenses were $2.0 million, or 8.1% of revenues, during the second quarter of fiscal 1997 and $1.7 million, or 5.4% of revenues, during the second quarter of fiscal 1998. For the first six months of fiscal 1997, product and other development expenses totaled $4.4 million, or 8.8% of revenues compared to $3.2 million, or 5.3% of revenues during the first six months of fiscal 1998. The decrease of 15.0% from the second quarter of fiscal 1997 to the second quarter of fiscal 1998, and the decrease of 27.3% for the first six months of fiscal 1997 to the first six months of fiscal 1998 is due to realizing cost savings from the integration of the development teams of Access Health and Informed Access Systems. The Company expects product and other development expenses to increase in coming quarters, but generally consistent with the current percentage of revenues.*

SALES AND MARKETING EXPENSES. Sales and marketing expenses were $1.9 million, or 7.6% of revenues, during the second quarter of fiscal 1997 and $2.5 million, or 7.9% of revenues, during the second quarter of fiscal 1998. For the first six months of fiscal 1997, sales and marketing expenses totaled $4.2 million, or 8.5% of revenues, compared to $4.7 million, or 7.7% of revenues for the first six months of fiscal 1998. For the quarter, as a percentage of revenue, sales and marketing expenses increased slightly by 3% over the second quarter of fiscal 1997. As a percentage of revenue, sales and marketing expenses declined for the six months ended March 31, 1998 due to realizing cost savings from the integration of the sales teams of Access Health and Informed Access. The Company expects sales and marketing expenses to increase in coming quarters, but generally consistent with the current percentage of revenues.*

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses were $2.2 million, or 8.7% of revenues, during the second quarter of fiscal 1997 and $2.5 million, or 8.1% of revenues, during the second quarter of fiscal 1998. For the first six months of fiscal 1997, general and administrative expenses totaled $4.6 million, or 9.2% of revenues, compared to $4.8 million, or 8.0% of revenues for the first six months of fiscal 1998. As a percent of revenue, general and administrative expenses decreased during the second quarter of fiscal 1998 and the first six months of fiscal 1998 when compared to the prior fiscal year due to realizing cost savings from the integration of Access Health and Informed Access Systems' management teams. The Company expects general and administrative expenses to increase in coming quarters, but generally consistent with the current percentage of revenues. *

TRANSACTION COSTS. Transaction costs of $6.3 million were one-time charges recorded in the first quarter of fiscal 1997 associated directly with the merger of the Company with Informed Access and CRS and consists primarily of professional fees and services of approximately $5.2 million.

Transaction costs associated with the pending InterQual, Inc. acquisition are referenced in Note 2: Business Combinations.

INTEGRATION AND RESTRUCTURING COSTS. Integration and restructuring costs related to the mergers of Informed Access and CRS were recorded in the amounts of $7.0 million and $2.7 million during the first and fourth quarters of fiscal 1997, respectively. Integration and restructuring costs include:
$7.1 million for severance, outplacement and relocation costs specifically related to the merger; $1.2 million related to the closure and elimination of duplicate leased facilities, primarily corporate headquarters, a sales office and a call center; and $1.3 million related to the write-off of computer hardware and other assets which were made obsolete as a result of the merger and duplicate information systems. The remaining merger-related accrual at March 31, 1998 was approximately $1.9 million. Total expected cash expenditures relating to the merger charge are estimated to be approximately $7.1 million of which approximately $5.2 million was disbursed prior to March 31, 1998. Termination benefits received by employees terminated through September 30, 1997 were approximately $5.6 million. The remaining severance and outplacement amounts are expected to be paid during the current fiscal year.

Integration costs associated with the pending InterQual, Inc. acquisition are referenced in Note 2: Business Combinations.

INCOME FROM OPERATIONS. Operating income increased from $6.5 million during the second quarter of fiscal 1997 to $8.4 million during the second quarter of fiscal 1998, and increased from a loss of $1.4 million for the first six months of fiscal 1997 to a profit of $16.4 million during the same period in fiscal 1998. As indicated above, the changes are attributable to increasing revenues and decreased ongoing operating expenses, and to the transaction, integration and restructuring expenses recorded during the first six months of fiscal 1997, but absent from the results for the first six months of fiscal 1998.

OTHER INCOME. The Company generates interest and other income from cash balances and available-for-sale securities. Interest and other income increased from $336,000 to $919,000, or 173.5% in the second quarter of fiscal 1997 and 1998, respectively, and from $715,000 to $1,677,000, or 134.6% for the first six months of fiscal 1997 and 1998, respectively due to the increase in cash and equivalents and available for sale securities from $44.0 million at March 31, 1997 to $75.8 million at March 31, 1998.

EFFECTS OF INFLATION AND CHANGING PRICES. Inflation and changing prices have not had a material effect on the Company's operations and, at current levels, are not expected to in future years*.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 1998, the Company held cash and equivalents and available-for-sale securities totaling $75.8 million compared to a balance of $58.0 million as of September 30, 1997. Cash provided by operations during the first six months of fiscal 1998 was $15.3 million compared with $10.0 million for the first six months of fiscal 1997.

The Company believes its current capital resources are adequate to fund cash needs for anticipated operating levels for at least the next twelve months*. The Company also may use capital resources in connection with business expansion that may include the acquisition of complementary product lines or businesses during fiscal 1998 or beyond*.

During the first six months of fiscal 1998, the Company purchased approximately $3.2 million of property and equipment. The Company expects to purchase additional capital equipment during the balance of fiscal 1998 to further integrate and expand call centers and system capacity, and to expand the Company's corporate infrastructure*.

* THIS STATEMENT IS A FORWARD-LOOKING STATEMENT REFLECTING CURRENT EXPECTATIONS. THERE CAN BE NO ASSURANCE THAT THE COMPANY'S ACTUAL FUTURE PERFORMANCE WILL MEET THE COMPANY'S CURRENT EXPECTATIONS. INVESTORS ARE STRONGLY ENCOURAGED TO REVIEW THE SECTION ENTITLED "RISK FACTORS THAT MAY AFFECT FUTURE OPERATING PERFORMANCE."


RISK FACTORS THAT MAY AFFECT FUTURE OPERATING PERFORMANCE

The following factors should be carefully considered in evaluating the Company and its business.

UNCERTAINTY RELATED TO OBTAINING, EXPANDING AND RETAINING CONTRACTS MAY IMPACT RESULTS OF OPERATIONS. The Company's ability to increase revenues and profitability is largely dependent on the Company's ability to secure additional care management contracts and to retain and expand existing contracts. The Company could be adversely affected by the termination or non-renewal of any of the Company's contracts, or by renegotiation of the terms of contracts, particularly if the affected contracts cover a large number of members or represent a significant portion of the Company's care management revenue. For example, in fiscal 1997, the Company renegotiated various older care management contracts, typically upon renewal, to bring price terms based on minimum membership and utilization rates previously negotiated in line with actual membership and utilization rates. Any factors adversely affecting the market for the care management product or the licensing and support services products, including factors outside of the Company's control, such as adverse publicity or government regulatory action, could have a material adverse effect on the Company.

DEPENDENCE ON PRINCIPAL CUSTOMERS. Significant portions of the Company's revenues are generated by a limited number of customers. The Company's care management contracts range from approximately 800 members to 3.0 million members per contract. In fiscal 1997, the five largest single care management enrollments totaled 3.0 million, 2.4 million, 1.9 million, 1.5 million and
1.5 million members. In fiscal 1997, the Company's three largest customers accounted for approximately 8.0%, 7.8%, and 6.9% of the Company's total revenues and the Company's top five customers, in the aggregate, accounted for approximately 33.4% of the Company's total revenues. After an initial term of approximately one to four years, contracts generally can be terminated upon 60 to 360 days notice to the Company. Three of the Company's five largest contracts are up for renewal in the second half of fiscal year 1998. The Company's contracts could be subject to early termination by its customers if the Company were not in compliance with any applicable government regulation. The termination, non-renewal or renegotiation of any such agreements could have a material adverse effect on the Company's operating results. See "Government Regulation."

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

ACQUISITION-RELATED RISKS.   The Company has grown in part through mergers
and acquisitions. The Company has entered into an agreement to acquire InterQual, Inc. and intends to evaluate acquisitions of other product lines and businesses as part of its business strategy. The process of integrating an acquired company's business into the Company's operations may result in unforeseen operating difficulties and expenditures and may absorb significant management attention that would otherwise be available for the ongoing development of the Company's business. Moreover, there can be no assurance that the anticipated benefits of an acquisition will be realized. Future acquisitions by the Company could result in potentially dilutive issuance of equity securities, the incurrence of debt and contingent liabilities and amortization expenses related to goodwill and other intangible assets, which could materially adversely affect the Company's operating results and financial condition. In addition, acquisitions involve numerous risks, including difficulties in managing diverse geographic operations, the diversion of management's attention from other business concerns, risks of entering markets in which the Company has no or limited direct prior experience, the addition of unanticipated administrative and other expense, and the potential loss of key employees of the acquired company. The inability of the Company's management to respond to changing business conditions effectively, including the changes associated with its acquired businesses and product lines, could have a material adverse effect on the Company's results of operations.

KEY EMPLOYEES AND MANAGEMENT OF CHANGE. The Company's success depends on a limited number of key management employees, most of whom are subject to post-employment non-competition restrictions. The loss of the services of one or more of these employees could have a material adverse effect on the Company. The Company believes that its continued success also will depend in large part on its ability to attract and retain highly skilled management, nursing, technical, marketing, and sales personnel. Competition for such personnel is intense, and there can be no assurance that the Company will be successful in attracting and retaining such personnel as necessary.

Furthermore, the Company's ability to manage change and growth successfully will require the Company to continue to improve its management expertise as well as its financial systems and controls.

VOLATILITY OF STOCK PRICE. The market for the Company's stock is highly volatile. The trading price of the Company's common stock is subject to wide fluctuations in response to a variety of factors including the signing or loss of a major contract, changes in market analyst estimates and recommendations for the Company's common stock, fluctuations in operating results, the failure of operating results to meet market analyst's estimates, changes in government regulation and general conditions in the health care industry and the economy, any of which could cause the price of the Company's common stock to fluctuate, perhaps substantially. In addition, in recent years stock prices have experienced significant fluctuations, which have particularly affected the market price for the securities of health care companies and which often have been unrelated to the operating performance of these companies.

GOVERNMENT REGULATION. The health care industry is subject to extensive and evolving government regulation at both the Federal and state levels relating to many aspects of the Company's and its clients' businesses in use of the Company's programs, including the provision of health care services, teleservicing, and health care referral programs. These statutes and regulations in many cases predate the development of telephone-based health care information and other interstate transmission and communication of medical information and services. The literal language of certain of these statutes and regulations governing the provision of health care services, including the practice of nursing and the practice of medicine, could be construed by regulatory authorities to apply to certain of the Company's activities, including without limitation teleservicing activities which use California, Illinois, Arizona, and Colorado registered nurses to provide out-of-state care management services such as nursing assessments and information regarding appropriate sources of care and treatment time frames. These statutes and regulations could also apply to certain activities of the Company's health service customers when operating the Company's programs.
The Company understands that state regulators in some states have informed some entities that they are adopting such a construction. The Company has taken steps to comply with such regulatory interpretation, but there can be no assurance that such steps will be sufficient to protect the Company from the effects of any such regulatory action. In addition, the literal language of the statutes and regulations governing health maintenance organizations and other plans that provide or arrange for the provision of health care services for a prepaid or periodic charge could be construed by regulatory authorities to apply to certain activities of the Company that are provided on a per-member, per-month basis. The Company has not been made, nor is it aware that any other company providing out-of-state teleservicing has ever been made, the subject of such requirements by a regulatory authority. However, if regulators seek to enforce any of the foregoing statutory and regulatory requirements, the Company, its employees and/or its clients could be required to obtain additional licenses or registrations, to modify or curtail the operation of the Company's programs, to modify the method of payment for the Company's programs, or to pay fines or incur other penalties.

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

RISK MANAGEMENT. In recent years, participants in the health care industry, including physicians, nurses and other health care professionals, have been subject to an increasing number of lawsuits alleging malpractice, product liability and related legal theories, many of which involve large claims and significant defense costs. Due to the nature of its business, the Company could become involved in litigation regarding the telephone information given by its registered nurses or those of its licensees with the risk of adverse publicity, significant defense costs and substantial damage awards. The Company has established policies and procedures that limit the information provided by its registered nurses to that contained in its clinical algorithms and protocols and in other approved reference sources. In connection with its teleservices operations, the Company has a quality assurance program that includes real-time audits of calls and post call reviews to monitor compliance with established policies and procedures. Generally, clients review and approve the Company's clinical algorithms, protocols and guidelines prior to program implementation and do not modify them without medical approval. To date, the Company has not been the subject of any claim involving either its clinical assessment systems, the operation of its teleservicing centers or the operation by hospital or other clients of on-site call centers. However, there can be no assurance that claims will not be brought against the Company. Even if such claims ultimately prove to be without merit, defending against them can be time consuming and expensive, and any adverse publicity associated with such claims could have a material adverse effect on the Company. Further, there can be no assurance that the Company has appropriate or sufficient coverage under the existing insurance plans or that they will be able to obtain appropriate or sufficient amounts of insurance in the future to address the foregoing risks on terms that are commercially reasonable.

IMPACT OF THE YEAR 2000 ON COMPUTER SYSTEMS.   The architectural design on
the Company's computer systems and infrastructure have taken into account the effect of integrating existing date data with date data from the Year 2000 and beyond. As a result, the Company believes it will address and resolve any possible issue associated with the integration of Year 2000 date data in a timely fashion and will not materially affect future financial results or cause reported financial information to be inaccurate. * Nevertheless, unforeseen internal problems or unanticipated events including the inability of third party vendors to integrate Year 2000 date data could occur causing a material adverse effect on the Company's business, results of operations and financial condition.

                          PART II - OTHER INFORMATION

ITEM  4.  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

     a) The annual meeting of stockholders was held on February 25, 1998 to elect directors, approve the adoption of the 1998 stock option plan and the reservation of 900,000 shares for issuance thereunder, and ratify independent auditors.

     b) The following directors were elected at the meeting to serve a one year term:
               Richard C. Miller
               Joseph P. Tallman
               John R. Durant, M.D.
               Kinney L. Johnson
               Frank Washington

     c) The matters voted upon at the meeting and the results of the voting with respect to those matters were as follows:

          1) Election of Directors:                      For           Withheld
                                                ------------------------------------
          Richard C. Miller                           15,967,131         41,315
          Joseph P. Tallman                           15,967,131         41,315
          John R. Durant, M.D.                        15,967,131         41,315
          Kinney L. Johnson                           15,967,131         41,315
          Frank Washington                            15,967,131         41,315

                                                                                                       Broker
                                                         For          Against         Abstain         Non-Votes
                                                    -------------   ------------   -------------   --------------
          2) Approval of Adoption of Stockplan        10,507,910      5,224,568        275,968              0

          3) Ratification of Arthur Andersen
             LLP as the Company's independent
             auditors for fiscal year 1998            14,750,468         11,471      1,246,507              0

The foregoing matters are described in detail in the Registrant's definitive proxy statement dated January 20, 1998 for the Annual Meeting of Stockholders held on February 25, 1998.

     d)   Not applicable.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     a)   Exhibits:


EXHIBIT        DECRIPTION
--------       ----------

3.1  (A)       Amended and Restated Certificate of Incorporation
3.2  (A)       Amended and Restated Bylaws
3.3  (B)       Certificate of Designation of Rights, Preferences and Privileges of Series A
                 Participating Preferred Stock of Access Health, Inc. filed on
                 March 13, 1997.
4.1  (A)       Specimen Stock Certificate
4.2            1998 Stock Option Plan

4.3  (A)       Shareholder's Representation Statement and Registration Rights
                 Agreement dates as of November 25, 1996 between Registrant and various investors
4.4  (A)       Registration Rights Agreement dated November 18, 1996
4.5            Form of Preferred Shares Rights Agreement, dated as of March 12,
                 1997 as amended on December 8, 1997 between the
                 Company and First Chicago Trust Company of New York
27             Financial Data Schedule.

     (A) Incorporated by reference to Registrant's Form 10-K for the year ended September 30, 1996.
     (B) Incorporated by reference to Registrant's Registration Statement on Form 8-A filed March 13, 1997 (No. 000-19758).


     b) Reports on Form 8-K.  Change of auditors Form 8-K filed on January 9,
        1998.

                                   Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          ACCESS HEALTH, INC.


Date: May 15, 1998       /s/ Timothy H. Connor
                         ----------------------------------------
                         Timothy H. Connor
                         Senior Vice President and Chief
                            Financial Officer (principal financial
                            officer of Registrant)