Form 10-K/A
period 1997-09-30
ACCESS HEALTH INC
filed 1998-06-08
CIK 882304

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                  FORM 10-K/A

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

    Revenues from care management services increased 131.0% from $26.5 million in fiscal 1995 to $61.2 million in fiscal 1996 and 53.2% to $93.7 million in fiscal 1997 because of an increase in members enrolled under the Company's care management contracts. As of September 30, 1997, approximately 22.3 million members were enrolled, an increase of 54.9% compared to approximately 14.4 million enrolled as of September 30, 1996. 4.3 million were enrolled as of September 30, 1995. Average care management revenue per-member per-month decreased from $0.86 in fiscal 1995 to $0.52 in fiscal 1996 and $0.42 in fiscal 1997. Average revenue per-member per-month is a function of both membership size and monthly call experience ("utilization"). Many of the older contracts contained price terms providing for minimum membership commitments and a utilization floor, which occasionally resulted in clients paying for members not yet enrolled or utilization rates in excess of actual experience. The decrease in average revenue per-member from 1995 to 1996 was primarily due to increases in the average number of members per customer. The decrease in average revenue per-member from 1996 to 1997 was primarily due to contract renewals and renegotiations where actual utilization was meaningfully below the contract minimum. The Company believes that average per-member fees will decline slightly in the first half of fiscal 1998 and will then stabilize during the second half of fiscal 1998.* Revenue from care management contracts are recognized ratably on a per-member per-month basis commencing upon the enrollment of members.

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

    TRANSACTION COSTS AND INTEGRATION AND RESTRUCTURING COSTS. Transaction costs of $6.3 million reflect charges associated directly with the merger of the Company with Informed Access and CRS and included professional fees of approximately $5.2 million. Integration and restructuring costs related to the mergers were recorded in the amounts of approximately $7.0 million and $2.7 million during the first and fourth quarters of fiscal 1997, respectively. Integration and restructuring costs include: approximately $7.1 million for severance, outplacement and relocation costs specifically related to the merger; $1.2 million related to the closure and elimination of duplicate leased facilities, primarily corporate headquarters, a sales office and a call center; and $1.3 million related to the write-off of computer hardware and other assets which were made obsolete as a result of the merger and duplicate information systems. The remaining merger-related accrual at September 30, 1997 was approximately $3.1 million. Total expected cash expenditures relating to the merger charge are estimated to be approximately $6.7 million, of which approximately $3.6 million was disbursed prior to September 30, 1997. Termination benefits received by employees terminated through September 30, 1997 were approximately $4.5 million. The remaining severance and outplacement amounts are expected to be paid within the next twelve months.

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

    INCOME TAXES. The Company recorded an income tax benefit of $242,000 in 1995, an income tax provision of $6.1 million in fiscal 1996, and an income tax benefit of $2.4 million in fiscal 1997, respectively. During fiscal 1997, the Company, for tax purposes, liquidated one of its subsidiaries, allowing it to utilize the net operating loss of the subsidiary and reduce the valuation allowance by $3,368,000. Additionally, during fiscal 1997, the Company recorded a deferred tax asset of approximately $6.0 million resulting from temporary differences in the recognition of certain expenses for book and tax purposes.

    Realization of the Company's net deferred tax asset is dependent upon the Company generating sufficient United States federal taxable income (approximately $17.0 million) in future years to obtain benefit from the reversal of net deductible temporary differences and from tax credit carryforwards. The Company's management believes that, on a more likely than not basis, the Company's recorded net deferred tax asset is realizable. The amount of deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future United States federal taxable income are reduced.

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

FACTORS THAT MAY AFFECT FUTURE OPERATING PERFORMANCE

    UNCERTAINTY RELATED TO OBTAINING, EXPANDING AND RETAINING CONTRACTS MAY IMPACT RESULTS OF OPERATIONS. The Company's ability to increase revenues and profitability is largely dependent on the Company's ability to secure additional care management contracts and to retain and expand existing contracts. The Company could be adversely affected by the termination or non-renewal of any of the Company's contracts, or by regeneration of the terms of the contracts, particularly if the affected contracts cover a large number of members or represent a significant portion of the Company's care management revenue. For example, in fiscal 1997, the Company renegotiated various older care management contracts to bring price terms based on minimum membership and utilization rates previously negotiated in line with actual membership and utilization rates. Such rationalizations resulted in a decrease of revenue by approximately $7.0 million in fiscal 1997. The Company expects contract rationalizations to reduce revenue under such contracts by approximately $5.9 million in fiscal 1998. Any factors adversely affecting the market for the Company's care management products or licensing and support services products, including factors outside of the Company's control, such as adverse publicity or government regulatory action, could have a material adverse effect on the Company.

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

                              ACCESS HEALTH, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                  INCREASE (DECREASE) IN CASH AND EQUIVALENTS
                                 (IN THOUSANDS)

                                                                                      YEARS ENDED SEPTEMBER 30,
                                                                                  ---------------------------------
                                                                                    1995        1996        1997
                                                                                  ---------  ----------  ----------
Cash flows from operating activities:
  Net income (loss).............................................................  $    (681) $    1,094  $    4,618
  Adjustments to reconcile net income (loss) to net cash provided by operations:
    Provision for doubtful accounts.............................................        285         210          18
    Depreciation and amortization...............................................      2,181       4,228       6,310
    Impairment loss on interests in AHN.........................................         --          --      10,000
    Deferred stock compensation.................................................         --          33         443
    Accelerated vesting of stock options........................................         --          --       1,886
    Common stock issued for services............................................         --          --       2,233
    Notes payable to related parties............................................         --       1,500          --
    Deferred income taxes.......................................................       (183)        348      (6,054)
    Changes in:
      Accounts and licenses receivable..........................................     (1,532)     (6,002)        473
      Income taxes receivable...................................................      1,530         658      (1,314)
      Prepaid expenses and other current assets.................................       (140)     (1,699)       (488)
      Accounts payable..........................................................      1,115       1,844        (680)
      Accrued payroll and related expenses......................................      1,395       1,517         251
      Accrued integration and restucturing costs................................         --          --       3,109
      Other accrued expenses....................................................        369       3,717         620
      Deferred revenue..........................................................        237       1,660        (454)
                                                                                  ---------  ----------  ----------
        Net cash provided by operating activities...............................      4,576       9,108      20,971
                                                                                  ---------  ----------  ----------
Cash flows from investing activities:
  Purchases of available-for-sale securities....................................     (6,919)    (33,259)    (73,206)
  Maturities of available-for-sale securities...................................      4,256      24,305      45,363
  Purchase of property and equipment............................................     (5,163)    (11,063)     (5,696)
  Investments in and notes receivable from AHN..................................         --      (5,000)     (5,000)
  (Increase) decrease in other assets...........................................        (76)        387         358
                                                                                  ---------  ----------  ----------
        Net cash used by investing activities...................................     (7,902)    (24,630)    (38,181)
                                                                                  ---------  ----------  ----------
Cash flows from financing activities:
  Payment oflong-term debt and capital leases...................................       (441)     (1,043)       (610)
  Payment of stockholder note receivable........................................          9          --          --
  Notes payable to related parties..............................................         --          --        (236)
  Sale of mandatorily redeemable convertible preferred stock....................      5,980         360          --
  Proceeds from note payable....................................................         --         680          --
  Sale of common stock..........................................................        671      31,797       3,804
  Income tax benefit from exercise of common stock..............................         --          --       3,710
                                                                                  ---------  ----------  ----------
        Net cash provided by financing activities...............................      6,219      31,794       6,668
                                                                                  ---------  ----------  ----------
Net increase (decrease) in cash and equivalents.................................      2,893      16,272     (10,542)
Elimination of Informed Access and CRS net cash activity for the three months
  ended December 31, 1995.......................................................         --         446          --
Cash and equivalents at beginning of year.......................................      6,922       9,815      26,533
                                                                                  ---------  ----------  ----------
Cash and equivalents at end of year.............................................  $   9,815  $   26,533  $   15,991
                                                                                  ---------  ----------  ----------
                                                                                  ---------  ----------  ----------

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

INTERESTS IN AHN

    In April 1996, the Company invested $5.0 million in America's Health Network, L.P. ("AHN"), a new 24-hour 7 days a week cable television channel devoted to consumer health care information. The Company is a limited partner in AHN. In 1996 the investment in AHN was accounted for using the cost method. During January 1997 the Company purchased an 8% Convertible Subordinated Debenture from AHN in the face amount of $5.0 million. The debenture, which matures on December 31, 2001, is unsecured an subordinated to all other debt owed by AHN. Interest accrues at 8% annually and is only payable under certain conditions as described in the agreement. The debenture is convertible into partnership interests at the option of the holder.

    During fiscal 1997, AHN's majority owner and principal financial sponsor, The Providence Journal Company ("PJC") was acquired by AH Belo Corp ("Belo"). Subsequent to Belo's acquisition of PJC in February 1997, Belo indicated that it did not intend to provide additional financing to AHN and pursued alternate financing and operating strategies for AHN. On July 31, 1997, Belo terminated its 65 percent ownership interest in AHN when a previously announced agreement to sell its interest in AHN to Columbia/HCA Healthcare Corp. ("Columbia") was terminated in late July when Columbia failed to close on the transaction. As a result of losing its principal financial sponsor and not being able to obtain additional financing, AHN suspended daily operations and furloughed the majority of its employees. Accordingly, the Company determined the equity investment and the subordinated debenture were not recoverable and they were written off in the fourth quarter of fiscal 1997.

                              ACCESS HEALTH, INC.

                               SEPTEMBER 30, 1997

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS

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

                              ACCESS HEALTH, INC.

                               SEPTEMBER 30, 1997

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
USE OF ESTIMATES

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

                              ACCESS HEALTH, INC.

                               SEPTEMBER 30, 1997

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

    Integration and restructuring costs related to the mergers of Informed Access and CRS were recorded in the amounts of $7.0 million and $2.7 million during the first and fourth quarters of fiscal 1997, respectively. Integration and restructuring costs include: $7.1 million for severance, outplacement and relocation costs specifically related to the merger; $1.2 million related to the closure and elimination of duplicate leased facilities, primarily corporate headquarters, a sales office and a call center; and $1.3 million related to the write-off of computer hardware and other assets which were made obsolete as a result of the merger and duplicate information systems. The remaining merger-related accrual at September 30, 1997 was approximately $3.1 million. Total expected cash expenditures relating to the merger charge are estimated to be approximately $6.7 million, of which approximately $3.6 million was disbursed prior to September 30, 1997. Termination benefits received by employees terminated through September 30, 1997

                              ACCESS HEALTH, INC.

                               SEPTEMBER 30, 1997

NOTE 2: BUSINESS COMBINATIONS (CONTINUED) were approximately $4.5 million. The remaining severance and outplacement amounts are expected to be paid within the next twelve months.

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

                              ACCESS HEALTH, INC.

                               SEPTEMBER 30, 1997

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
                                                                                                 ---------
                                                                                                 ---------

    Interest paid during the years ended September 30, 1995, 1996 and 1997 was $120,000, $170,000 and $295,000, respectively.

                              ACCESS HEALTH, INC.

                               SEPTEMBER 30, 1997

NOTE 7: INCOME TAXES

    The provision (credit) for income taxes consists of the following (in thousands):

                                                                                YEAR ENDED SEPTEMBER 30,
                                                                             -------------------------------
                                                                               1995       1996       1997
                                                                             ---------  ---------  ---------
Federal:
  Current..................................................................  $      40  $   4,459  $   2,523
  Deferred (prepaid).......................................................       (259)        --     (4,878)
                                                                             ---------  ---------  ---------
    Total federal..........................................................       (219)     4,459     (2,355)
State:
  Current..................................................................          6      1,591      1,168
  Deferred (prepaid).......................................................        (29)        --     (1,176)
                                                                             ---------  ---------  ---------
    Total state............................................................        (23)     1,591         (8)
                                                                             ---------  ---------  ---------
Provision (credit) for income taxes........................................  $    (242) $   6,050  $  (2,363)
                                                                             ---------  ---------  ---------
                                                                             ---------  ---------  ---------

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

                              ACCESS HEALTH, INC.

                               SEPTEMBER 30, 1997

NOTE 7: INCOME TAXES (CONTINUED)
    Significant components of the Company's deferred income tax assets and liabilities at September 30, 1996 and 1997 are as follows (in thousands):

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

                              ACCESS HEALTH, INC.

                               SEPTEMBER 30, 1997

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

STOCK OPTIONS

    At September 30, 1997, the Company has four stock-based compensation plans, which are described below. The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employee" (APB
25) and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation," requires use of option valuation models that were not developed for use in valuing employee stock options.

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

                              ACCESS HEALTH, INC.

                               SEPTEMBER 30, 1997

NOTE 9: STOCKHOLDERS' EQUITY (CONTINUED)
    During May and July 1996, certain options were granted with exercise prices below the applicable fair market value (as determined by an independent appraisal) on the date of grant, resulting in deferred stock compensation of approximately $476,000. The deferred stock compensation was to be amortized into expense ratably over the four year vesting term of the related options; however, because such options became 100% vested as a result of the merger with Informed Access in November 1996, the unamortized balance of deferred stock compensation was recorded as an expense in the quarter ended December 31, 1996.

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

                              ACCESS HEALTH, INC.

                               SEPTEMBER 30, 1997

NOTE 9: STOCKHOLDERS' EQUITY (CONTINUED)
STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 123 PRO FORMA DISCLOSURES

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

                              ACCESS HEALTH, INC.

                               SEPTEMBER 30, 1997

NOTE 9: STOCKHOLDERS' EQUITY (CONTINUED)
    A summary of the Company's stock option activity, and related information for the years ended September 30, 1995, 1996 and 1997 follows:

                                                                                       WEIGHTED-AVERAGE
                                                                            OPTIONS     EXERCISE PRICE
                                                                          -----------  -----------------
Balance, September 30, 1994.............................................    1,331,596
  Options granted.......................................................      523,929
  Options exercised.....................................................     (192,632)
  Options cancelled.....................................................     (102,195)
                                                                          -----------
Balance, September 30, 1995.............................................    1,560,698
  Options granted.......................................................    1,823,699      $   22.19
  Options exercised.....................................................     (510,869)          2.53
  Options cancelled.....................................................     (290,884)         21.41
                                                                          -----------
Balance, September 30, 1996.............................................    2,582,644
  Options granted.......................................................    2,995,314          22.60
  Options exercised.....................................................     (659,731)          4.06
  Options cancelled.....................................................   (1,488,070)         30.96
                                                                          -----------
Balance, September 30, 1997.............................................    3,430,157
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

    The following summarized information related to options outstanding and options exercisable at September 30, 1997:

                                                                         WEIGHTED AVERAGE
                       RANGE OF                           OPTIONS      REMAINING CONTRACTUAL     OPTIONS
                   EXERCISE PRICES                      OUTSTANDING       LIFE (IN YEARS)       EXERCISABLE
------------------------------------------------------  -----------  -------------------------  ----------
$ 0.18 - $ 4.16.......................................     405,992                6.98             380,176
$ 4.33 - $14.12.......................................     345,556                4.73             204,989
$14.37 - $14.37.......................................   1,509,487                9.45              59,135
$15.33 - $17.83.......................................     435,260                8.04             279,060
$18.66 - $29.45.......................................      61,362                9.02              15,674
$30.00 - $30.00.......................................     450,000                9.53               5,000
$33.12 - $34.62.......................................     115,000                9.13              53,750
$39.00 - $39.00.......................................         500                8.72                 100
$50.62 - $50.62.......................................      92,000                3.60              46,000
$54.25 - $54.25.......................................      15,000                8.83               8,750
                                                        -----------                             ----------
                                                         3,430,157                               1,052,634
                                                        -----------                             ----------
                                                        -----------                             ----------

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

    In May 1996, the Company granted 2,000 shares of restricted stock to an officer. The Company retained the right to repurchase, at the market price on the date of grant ($50.625 per share), all of the shares if the officer left the Company during the first year after the grant date and half of the shares if the officer left the Company during the second year after the grant date. That officer left the Company April 1, 1997, and all shares were vested pursuant to agreement with such officer. The value of the shares, at the market price on the date of grant ($50.625 per share), was charged to operations at that time.

    During 1996, the Company granted nonqualified stock options to purchase 230,000 shares of common stock at $50.625 per share to an officer. That officer left the Company April 1, 1997. Pursuant to the separation agreement and consistent with the option agreement, options for 92,000 shares become exercisable in equal installments over a two-year period commencing on the first anniversary of the date of grant. As of September 30, 1997, 46,000 shares are exercisable through April, 1999. The remainder have been canceled.

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

10.27(O)      Form of Change of Control/Severance Agreement for all named Executive Officers

10.28(P)      Amendment to Employment Agreement dated April 30, 1997 between Registrant and Kenneth B. Plumlee

10.29(P)      Amendment to Stock Option Agreement dated April 30, 1997 between Registrant and Kenneth B. Plumlee

10.30(P)      Separation Agreement and Mutual Release dated April 30, 1997 between Registrant and Thomas E.
                Gardner

10.31*        Employment Agreement dated December 1, 1996 between Registrant and Kenneth B. Plumlee

10.32*        Severance Agreement dated July 1, 1997 between Registrant and Kipp Johnson

10.33*        Consulting Agreement dated July 1, 1997 between Registrant and John V. Crisan

10.34*        Employment Agreement dated November 18, 1996 between Registrant Timothy H. Connor

10.35*        Lease Agreement dated March 3, 1997 for Registrant's facility at 329 and 335 Interlocken Parkway,
                Broomfield, Colorado

10.36*        Second Amended and Restated Agreement of Limited Partnership of AHN Partners, L.P., dated November
                1, 1997

11.1*         Statement re: Computation of Per Share Earnings

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

*   Previously filed.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized, in Broomfield, State of Colorado, on the 5th day of June, 1998.

                                ACCESS HEALTH, INC.

                                By:            /s/ Timothy H. Connor
                                     -----------------------------------------
                                                 Timothy H. Connor
                                             Senior Vice President and
                                              Chief Financial Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

          SIGNATURE                       TITLE                    DATE
------------------------------  --------------------------  -------------------

              *
------------------------------  President, Chief Executive     June 5, 1998
      Joseph P. Tallman           Officer and Director

    /s/ Timothy H. Connor
------------------------------  Senior Vice President and      June 5, 1998
      Timothy H. Connor           Chief Financial Officer

              *
------------------------------  Director                       June 5, 1998
        John R. Durant

              *
------------------------------  Director                       June 5, 1998
      Kinney L. Johnson

              *
------------------------------  Director                       June 5, 1998
      Richard C. Miller

              *
------------------------------  Director                       June 5, 1998
     Frank G. Washington

* By:
    /s/ Timothy H. Connor
------------------------------
      Timothy H. Connor,
       Attorney-in-Fact

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