Form 10-Q/A
period 1997-12-31
ACCESS HEALTH INC
filed 1998-06-08
CIK 882304

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                            ------------------------

                                  FORM 10-Q/A

(MARK ONE)

  /X/    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1997
                                       OR

  / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                        COMMISSION FILE NUMBER: 0-19758

                            ------------------------

                              ACCESS HEALTH, INC.

             (Exact name of registrant as specified in its charter)

                  DELAWARE                             68-0163589
      (State or other jurisdiction of        (I.R.S. Employer Identification
       incorporation or organization)                     No.)

  335 INTERLOCKEN PARKWAY, BROOMFIELD, CO                 80021
  (Address of principal executive offices)             (Zip code)

                                 (303) 466-9500
              (Registrant's telephone number, including area code)

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Number of shares of Common Stock Outstanding at January 31, 1998: 18,643,345 shares

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              ACCESS HEALTH, INC.
                                     INDEX

                                                                                                            PAGE NO.
                                                                                                          -------------
PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements

    Condensed consolidated balance sheets--September 30, 1997 and December 31, 1997.....................            3

    Condensed consolidated statements of income--three months ended December 31, 1996 and 1997..........            4

    Condensed consolidated statements of cash flows--three months ended December 31, 1996 and 1997......            5

    Notes to condensed consolidated financial statements................................................            6

  Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations........            9

PART II.  OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K.............................................................           16

SIGNATURE...............................................................................................           17

                         PART I.  FINANCIAL INFORMATION

                              ACCESS HEALTH, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

               (IN THOUSANDS, EXCEPT PER SHARE AND SHARE AMOUNTS)

                                                                                      SEPTEMBER 30,  DECEMBER 31,
                                                                                          1997           1997
                                                                                      -------------  ------------
                                                                                        (AUDITED)    (UNAUDITED)
                                                     ASSETS
Current assets:
  Cash and equivalents..............................................................   $    15,991    $   23,462
  Available-for-sale securities.....................................................        41,969        44,594
  Accounts and license fees receivable, net of allowance for doubtful accounts of
    $963 ($768 at September 30, 1997)...............................................        12,453        14,342
  Deferred income taxes.............................................................         5,012         5,012
  Income taxes receivable...........................................................         3,231         3,220
  Prepaid expenses..................................................................         2,122         2,136
  Other current assets..............................................................         1,448         1,111
                                                                                      -------------  ------------
    Total current assets............................................................        82,226        93,877
Property and equipment, net.........................................................        16,150        16,413
Purchased intangibles, net of accumulated amortization of $5,014 ($4,911 at
  September 30, 1997)...............................................................         2,894         2,791
Deferred income taxes...............................................................         1,042         1,042
Other assets........................................................................           342           380
                                                                                      -------------  ------------
                                                                                       $   102,654    $  114,503
                                                                                      -------------  ------------
                                                                                      -------------  ------------
                                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..................................................................   $     3,634    $    4,533
  Accrued payroll and related expenses..............................................         3,664         3,538
  Accrued integration and restructuring costs.......................................         3,109         2,538
  Taxes and other accrued expenses..................................................         4,360         7,910
  Notes payable to related parties..................................................         1,264           315
  Current portion of long-term debt.................................................           198           203
  Current portion of capital lease obligation.......................................           457           470
  Deferred revenues.................................................................         4,954         5,184
                                                                                      -------------  ------------
    Total current liabilities.......................................................        21,640        24,691
Capital lease obligations...........................................................           481           348
Long-term debt......................................................................           197           145

Commitments and contingencies
Stockholders' equity:
  Preferred stock, $.001 par value--5,000,000 shares authorized, no shares issued
    and outstanding.................................................................       --             --
  Common stock, $.001 par value--75,000,000 shares authorized, 18,564,697 shares
    issued and outstanding (18,246,159 at September 30, 1997).......................            18            19
  Additional paid-in capital........................................................        80,806        84,374
  Retained earnings.................................................................          (488)        4,926
                                                                                      -------------  ------------
    Total stockholders' equity......................................................        80,336        89,319
                                                                                      -------------  ------------
                                                                                       $   102,654    $  114,503
                                                                                      -------------  ------------
                                                                                      -------------  ------------

                            See accompanying notes.

                              ACCESS HEALTH, INC.

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                  (UNAUDITED)

                                                                                               THREE MONTHS ENDED
                                                                                                  DECEMBER 31,
                                                                                              --------------------
                                                                                                1996       1997
                                                                                              ---------  ---------
Revenues:
  Care management services..................................................................  $  21,872  $  26,321
  Licensing and support services............................................................      2,769      2,728
                                                                                              ---------  ---------
    Total revenues..........................................................................     24,641     29,049
Costs and expenses:
  Cost of revenues:
    Care management services................................................................     11,040     14,405
    Licensing and support services..........................................................      1,128        675
  Product and other development.............................................................      2,356      1,498
  Sales and marketing.......................................................................      2,338      2,199
  General and administrative................................................................      2,367      2,298
  Transaction costs.........................................................................      6,345     --
  Integration and restructuring costs.......................................................      6,961     --
                                                                                              ---------  ---------
    Total costs and expenses................................................................     32,535     21,075
                                                                                              ---------  ---------
Income (loss) from operations...............................................................     (7,894)     7,974
Other income................................................................................        379        758
                                                                                              ---------  ---------
Income (loss) before income taxes...........................................................     (7,515)     8,732
Provision (credit) for income taxes.........................................................     (1,503)     3,318
                                                                                              ---------  ---------
Net income (loss)...........................................................................  $  (6,012) $   5,414
                                                                                              ---------  ---------
                                                                                              ---------  ---------
Income (loss) per share
    Basic...................................................................................  $   (0.34) $      29
                                                                                              ---------  ---------
                                                                                              ---------  ---------
    Diluted.................................................................................  $   (0.34) $      27
                                                                                              ---------  ---------
                                                                                              ---------  ---------
Shares used in per share calculations
    Basic...................................................................................     17,570     18,425
    Diluted.................................................................................     17,570     20,106

                            See accompanying notes.

                              ACCESS HEALTH, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                  INCREASE (DECREASE) IN CASH AND EQUIVALENTS

                                 (IN THOUSANDS)

                                  (UNAUDITED)

                                                                                               THREE MONTHS ENDED
                                                                                                  DECEMBER 31,
                                                                                              --------------------
                                                                                                1996       1997
                                                                                              ---------  ---------
Cash flows from operating activities:
  Net income (loss).........................................................................  $  (6,012) $   5,414
  Adjustments to reconcile net income to net cash provided by operations:
    Allowance for doubtful accounts.........................................................          6         20
    Depreciation and amortization...........................................................      1,338      1,735
    Deferred stock compensation.............................................................        443     --
    Common stock issued for services rendered...............................................      2,233     --
    Changes in:
      Accounts and licenses receivable......................................................        566     (1,909)
      Prepaid expenses and other current assets.............................................        432        335
      Accounts payable......................................................................       (547)       899
      Accrued payroll and related expenses..................................................       (170)      (126)
      Accrued integration and restructuring costs...........................................      6,186       (571)
      Other accrued expenses................................................................     (1,393)     3,550
      Notes payable to related parties......................................................        515       (949)
      Deferred revenues.....................................................................       (895)       230
                                                                                              ---------  ---------
        Net cash provided by operating activities...........................................      2,702      8,628
                                                                                              ---------  ---------
Cash flows from investing activities:
    Purchase of available-for-sale securities, net..........................................     (2,807)    (2,625)
    Purchase of property and equipment......................................................     (1,123)    (1,896)
    Other assets............................................................................       (155)       (38)
                                                                                              ---------  ---------
        Net cash used by investing activities...............................................     (4,085)    (4,559)
                                                                                              ---------  ---------
Cash flows from financing activities:
    Payment of long-term debt and capital leases............................................       (116)      (166)
    Sale of common stock....................................................................        338      3,568
                                                                                              ---------  ---------
        Net cash provided by financing activities...........................................        222      3,402
                                                                                              ---------  ---------
Net increase (decrease) in cash and equivalents.............................................     (1,161)     7,471
Cash and equivalents at beginning of period.................................................     26,533     15,991
                                                                                              ---------  ---------
Cash and equivalents at end of period.......................................................  $  25,372  $  23,462
                                                                                              ---------  ---------
                                                                                              ---------  ---------

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

TRANSACTION COSTS AND INTEGRATION AND RESTRUCTURING COSTS

    Transaction costs of $6.3 million reflect charges associated directly with the merger of the Company with Informed Access and CRS and included professional fees of approximately $5.2 million. Also related to the mergers were integration and restructuring costs recorded in the first and fourth quarters of fiscal 1997, which included approximately $6.3 million for severance and related expenses, approximately $400,000 for elimination

                              ACCESS HEALTH, INC.

                               DECEMBER 31, 1997

                                  (UNAUDITED)

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) of redundant technology, approximately $1.2 million for discontinuation of facilities, approximately $900,000 for disposal of assets and approximately $900,000 for relocation and other costs.

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

NOTE 2:  BUSINESS COMBINATIONS

    During November 1996 the Company consummated business combinations with Informed Access which included the exchange of 5,375,000 shares of Access Health common stock (including 4,778,317 shares issued to Informed Access shareholders and 596,683 shares reserved for future grant to Informed Access option holders) and CRS, which included the exchange of 170,000 shares of Access Health common stock. These business combinations were accounted for as pooling-of-interests and, accordingly, the

                              ACCESS HEALTH, INC.

                               DECEMBER 31, 1997

                                  (UNAUDITED)

NOTE 2:  BUSINESS COMBINATIONS (CONTINUED)
historical financial statements of the Company have been restated to include the consolidated financial statements of Access Health, Informed Access and CRS for all periods presented.

NOTE 3:  NOTES PAYABLE TO RELATED PARTIES

    Notes payable to related parties arising from bonuses are payable to members of management, who are also stockholders of the Company. The final installment of these notes was paid in January 1998.

NOTE 4:  LONG-TERM DEBT

    The Company has a term facility agreement (the "Term Agreement") whereby through December 1996, the Company could borrow, in one or more borrowings, an amount not to exceed $2.0 million in the aggregate, subject to certain conditions set forth in the Term Agreement. At December 31, 1997, borrowings under the note payable facility and capital lease facility totaled $347,000 and $601,000, respectively. Borrowings under the Term Agreement are secured by certain of the Company's equipment with an aggregate carrying value of approximately $800,000 at December 31, 1997. Amounts payable under the Term Agreement bear interest at 14.48%, are due at varying dates through September 1999, and require monthly payments of principal and interest totaling approximately $52,000. Amount due under the note payable facility of the Term Agreement for the next twelve months is approximately $531,000.

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

    Revenues from care management services increased from $21.9 million during the first quarter of fiscal 1997 to $26.3 million during the first quarter of fiscal 1998 due to increases in membership levels related to the Company's contracts during these periods. As of December 31, 1997, approximately 23.1 million members were enrolled compared to approximately 16.5 million members enrolled as of December 31, 1996. Average revenue per-member per-month was $0.38 for the first quarter of fiscal 1998 compared to $0.46 for the first quarter of fiscal 1997. The decrease in average revenue per-member was primarily due to contract renewals and renegotiations where actual utilization was meaningfully below the contract minimum. The Company believes that the decline in average revenue per-member will end during the second fiscal quarter and average revenue per-member will stabilize during the remainder of fiscal 1998. Revenue from the Company's contracts is recognized ratably in accordance with contract terms on the basis of per-member fees.

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

    COST OF REVENUES. The cost of care management services revenues includes the costs of operating the Company's care centers, on-going client consultation and charges for providing care management member communications services. The gross margins for care management services were 49.5% during the first quarter of fiscal 1997 and 45.3% during the first quarter of fiscal 1998. The decrease in gross margin during the first quarter of fiscal 1998 compared to the first quarter of fiscal 1997 is primarily due to adjusting pricing terms on older contracts during fiscal 1997. The Company does not anticipate material price adjustments to contracts during the remainder of fiscal 1998.* Additional factors contributing to the decrease in gross margin were operational inefficiencies experienced as a result of implementing a common service platform in all care centers and absorbing the costs associated with new product beta sites.

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

    INTEGRATION AND RESTRUCTURING COSTS. Integration and restructuring costs related to the mergers of Informed Access and CRS were recorded in the amounts of $7.0 million and $2.7 million during the first and fourth quarters of fiscal 1997, respectively. Integration and restructuring costs include: $7.1 million for severance, outplacement and relocation costs specifically related to the merger; $1.2 million related to the closure and elimination of duplicate leased facilities, primarily corporate headquarters, a sales office and a call center; and $1.3 million related to the write-off of computer hardware and other assets which were made obsolete as a result of the merger and duplicate information systems. The remaining merger-related accrual at December 31,1997 was approximately $2.5 million. Total expected cash expenditures relating to the merger charge are estimated to be approximately $6.7 million of which approximately $4.2 million was disbursed prior to December 31, 1997. Termination benefits received by employees terminated though September 30, 1997 were approximately $5.1 million. The remaining severance and outplacement amounts are expected to be paid during the current fiscal year.

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

    INCOME TAXES. The Company recorded an income tax benefit of approximately $1.5 million in the first quarter of fiscal 1997 and an income tax provision of approximately $3.3 million in the first quarter of fiscal 1998, respectively. During fiscal 1997, the Company, for tax purposes, liquidated one of its subsidiaries, allowing it to utilize the net operating loss of the subsidiary and reduce the valuation allowance by $3,368,000. Additionally, during fiscal 1997, the Company recorded a deferred tax asset of approximately $6.0 million resulting from temporary differences in the recognition of certain expenses for book and tax purposes.

    Realization of the Company's net deferred tax asset is dependent upon Access Health generating sufficient United States federal taxable income (approximately $17.0 million) in future years to obtain benefit from the reversal of net deductible temporary differences and from tax credit carryforwards. The Company's management believes that, on a more likely than not basis, the Company's recorded net deferred tax asset is realizable. The amount of deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future United States federal taxable income are reduced.

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

    INVESTORS ARE STRONGLY ENCOURAGED TO REVIEW THE SECTION ENTITLED "RISK FACTORS THAT MAY AFFECT FUTURE OPERATING PERFORMANCE."

FACTORS THAT MAY AFFECT FUTURE OPERATING PERFORMANCE

    UNCERTAINTY RELATED TO OBTAINING, EXPANDING AND RETAINING CONTRACTS MAY IMPACT RESULTS OF OPERATIONS. The Company's ability to increase revenues and profitability is largely dependent on the Company's ability to secure additional care management contracts and to retain and expand existing contracts. The Company could be adversely affected by the termination or non-renewal of any of the Company's contracts, or by renegotiation of the terms of the contracts, particularly if the affected contracts cover a large number of members or represent a significant portion of the Company's care management revenue. For example, in fiscal 1997, the Company renegotiated various older care management contracts to bring price terms based on minimum membership and utilization rates previously negotiated in line with actual membership and utilization rates. Such rationalizations resulted in a decrease of revenue by approximately $7.0 million in fiscal 1997. During the first quarter of fiscal 1998, contract rationalizations decreased revenue by approximately $1.3 million and for the balance of the year the Company expects contract rationalizations to reduce revenue under such contracts by approximately $4.6 million. Any factors adversely affecting the market for the Company's care management products or licensing and support services products, including factors outside of the Company's control, such as adverse publicity or government regulatory action, could have a material adverse effect on the Company.

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

                          PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    a)  Exhibits:

  EXHIBIT    DECRIPTION
-----------  ------------------------------------------------------------------------------------------------------
       2.1(B) Conformed Agreement and Plan of Reorganization by and among the Registrant, Access Acquisition Corp.
               and Informed Access Systems, Inc. dated as of September 3, 1996

       3.1(C) Amended and Restated Certificate of Incorporation

       3.2(C) Amended and Restated Bylaws

       3.2(D) Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred
               Stock of Access Health, Inc. filed on March 13, 1997.

       4.1(C) Specimen Stock Certificate

       4.2(A) Registration Rights Agreement dated June 26, 1990 between Registrant and certain parties named therein

       4.3(C) Shareholder's Representation Statement and Registration Rights Agreement dates as of November 25, 1996 between Registrant and various investors

       4.4(C) Registration Rights Agreement dated November 18, 1996

       4.5(D) Form of Preferred Shares Rights Agreement, dated as of March 12, 1997 between the Company and The
               First National Bank of Boston, including exhibits

      10.26(E) AHN Partners, L.P. 8% Convertible Subordinated Debenture due 2001

       27*   Financial Data Schedule.

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

*   Previously filed

                                   SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

                                ACCESS HEALTH, INC.

                                          /s/ TIMOTHY H. CONNOR
                                ------------------------------------------
                                            Timothy H. Connor
                                SENIOR VICE PRESIDENT AND CHIEF FINANCIAL
                                 OFFICER (PRINCIPAL FINANCIAL OFFICER OF
Date: June 5, 1998                             REGISTRANT)