Form 10-Q/A
period 1998-03-31
ACCESS HEALTH INC
filed 1998-06-08
CIK 882304

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

                        COMMISSION FILE NUMBER : 0-19758

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

                              ACCESS HEALTH, INC.
                                     INDEX

                                                                                                            PAGE NO.
                                                                                                          -------------
PART I. FINANCIAL INFORMATION

  Item 1. Financial Statements

    Condensed consolidated balance sheets--September 30, 1997 and March 31, 1998........................            4

    Condensed consolidated statements of income--three months and six months ended
      March 31, 1997 and 1998...........................................................................            5

    Condensed consolidated statements of cash flows--six months ended
      March 31, 1997 and 1998...........................................................................            6

    Notes to condensed consolidated financial statements................................................            7

  Item 2. Management's discussion and analysis of financial condition and results of operations.........           11

PART II. OTHER INFORMATION

  Item 4. Submission of Matters to a Vote of Shareholders...............................................           20

  Item 6. Exhibits and Reports on Form 8-K..............................................................           21

SIGNATURE...............................................................................................           22

                         PART 1. FINANCIAL INFORMATION

                              ACCESS HEALTH, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

               (IN THOUSANDS, EXCEPT PER SHARE AND SHARE AMOUNTS)

                                                                                       SEPTEMBER 30,   MARCH 31,
                                                                                           1997          1998
                                                                                       -------------  -----------
                                                                                         (AUDITED)    (UNAUDITED)
                                                     ASSETS

  Current assets:
    Cash and equivalents.............................................................   $    15,991    $  43,820
    Available-for-sale securities....................................................        41,969       31,936
    Accounts and license fees receivable, net of allowance for doubtful accounts of
      $874 at March 31, 1998, and $768 at September 30, 1997.........................        12,453       14,289
    Deferred income taxes............................................................         5,012        5,012
    Income taxes receivable..........................................................         3,231        3,220
    Prepaid expenses.................................................................         2,122        3,344
    Other current assets.............................................................         1,448        2,104
                                                                                       -------------  -----------
        Total current assets.........................................................        82,226      103,725
  Property and equipment, net........................................................        16,150       16,046
  Purchased intangibles, net of accumulated amortization of $5,163 at March 31, 1998,
    and $4,911 at September 30, 1997.................................................         2,894        2,642
  Deferred income taxes..............................................................         1,042        1,042
  Other assets.......................................................................           342          427
                                                                                       -------------  -----------
                                                                                        $   102,654    $ 123,882
                                                                                       -------------  -----------
                                                                                       -------------  -----------

                                      LIABILITIES AND STOCKHOLDERS' EQUITY

  Current liabilities:
    Accounts payable.................................................................   $     3,634    $   2,979
    Accrued payroll and related expenses.............................................         3,664        4,716
    Accrued integration and restructuring costs......................................         3,109        1,912
    Taxes and other accrued expenses.................................................         4,360        9,877
    Notes payable to related parties.................................................         1,264            0
    Current portion of long-term debt................................................           198          207
    Current portion of capital lease obligation......................................           457          486
    Deferred revenues................................................................         4,954        5,748
                                                                                       -------------  -----------
        Total current liabilities....................................................        21,640       25,925
  Capital lease obligations..........................................................           481          221
  Long-term debt.....................................................................           197           91
  Commitments and contingencies
  Stockholders' equity:
    Preferred stock, $.001 par value--5,000,000 shares authorized, no shares issued
      and outstanding................................................................       --            --
    Common stock, $.001 par value--75,000,000 shares authorized, 18,815,879 shares issued and outstanding at March 31, 1998, and 18,246,159 shares issued and
      outstanding at September 30, 1997..............................................            18           19
    Additional paid-in capital.......................................................        80,806       86,928
    Retained earnings (deficit)......................................................          (488)      10,698
                                                                                       -------------  -----------
        Total stockholders' equity...................................................        80,336       97,645
                                                                                       -------------  -----------
                                                                                        $   102,654    $ 123,882
                                                                                       -------------  -----------
                                                                                       -------------  -----------

                            See accompanying notes.

                              ACCESS HEALTH, INC.

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                  (UNAUDITED)

                                                                         THREE MONTHS ENDED     SIX MONTHS ENDED
                                                                             MARCH 31,             MARCH 31,
                                                                        --------------------  --------------------
                                                                          1997       1998       1997       1998
                                                                        ---------  ---------  ---------  ---------
Revenues:
  Care management services............................................  $  22,545  $  28,111  $  44,417  $  54,432
  Licensing and support services......................................      2,556      3,105      5,325      5,833
                                                                        ---------  ---------  ---------  ---------
        Total revenues................................................     25,101     31,216     49,742     60,265
Costs and expenses:
  Cost of revenues:
    Care management services..........................................     11,542     15,481     22,582     29,886
    Licensing and support services....................................        901        684      2,029      1,359
  Product and other development.......................................      2,041      1,675      4,397      3,173
  Sales and marketing.................................................      1,908      2,460      4,246      4,659
  General and administrative..........................................      2,191      2,525      4,558      4,823
  Transaction costs...................................................     --         --          6,345     --
  Integration and restructuring costs.................................     --         --          6,961     --
                                                                        ---------  ---------  ---------  ---------
        Total costs and expenses......................................     18,583     22,825     51,118     43,900
                                                                        ---------  ---------  ---------  ---------
Income (loss) from operations.........................................      6,518      8,391     (1,376)    16,365
Other income..........................................................        336        919        715      1,677
                                                                        ---------  ---------  ---------  ---------
Income (loss) before income taxes.....................................      6,854      9,310       (661)    18,042
Provision (credit) for income taxes...................................      1,371      3,538       (132)     6,856
                                                                        ---------  ---------  ---------  ---------
Net income (loss)                                                       $   5,483  $   5,772  $    (529) $  11,186
                                                                        ---------  ---------  ---------  ---------
                                                                        ---------  ---------  ---------  ---------
Net income (loss) per share
      Basic...........................................................  $    0.31  $    0.31  $   (0.03) $    0.60
                                                                        ---------  ---------  ---------  ---------
                                                                        ---------  ---------  ---------  ---------
      Diluted.........................................................  $    0.29  $    0.29  $   (0.03) $    0.56
                                                                        ---------  ---------  ---------  ---------
                                                                        ---------  ---------  ---------  ---------
Shares used in per share calculations
      Basic...........................................................     17,868     18,689     17,719     18,556
                                                                        ---------  ---------  ---------  ---------
                                                                        ---------  ---------  ---------  ---------
      Diluted.........................................................     18,610     20,154     17,719     20,128
                                                                        ---------  ---------  ---------  ---------
                                                                        ---------  ---------  ---------  ---------

                            See accompanying notes.

                              ACCESS HEALTH, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                        INCREASE IN CASH AND EQUIVALENTS

                                 (IN THOUSANDS)

                                  (UNAUDITED)

                                                                                                SIX MONTHS ENDED
                                                                                                   MARCH 31,
                                                                                              --------------------
                                                                                                1997       1998
                                                                                              ---------  ---------
Cash flows from operating activities:
  Net income (loss).........................................................................  $    (529) $  11,186
  Adjustments to reconcile net income to net cash provided by operations:
    Allowance for doubtful accounts.........................................................         22         20
    Depreciation and amortization...........................................................      3,091      3,565
    Deferred stock compensation.............................................................        443     --
    Common stock issued for services rendered...............................................      2,233     --
    Changes in:
      Accounts and license fees receivable..................................................      2,669     (1,856)
      Prepaid expenses and other current assets.............................................        196     (1,867)
      Accounts payable......................................................................       (780)      (655)
      Accrued payroll and related expenses..................................................       (214)     1,052
      Accrued integration and restructuring costs...........................................      5,469     (1,197)
      Taxes and other accrued expenses......................................................     (2,326)     5,517
      Deferred revenues.....................................................................        (13)       794
                                                                                              ---------  ---------
        Net cash provided by operating activities...........................................     10,261     16,559

Cash flows from investing activities:
  Purchase of available-for-sale securities, net............................................      2,396     10,033
  Purchase of property and equipment........................................................     (2,716)    (3,209)
  Notes receivable from AHN.................................................................     (5,000)    --
  Other assets..............................................................................        (50)       (85)
                                                                                              ---------  ---------
        Net cash provided by (used in) by investing activities..............................     (5,370)     6,739
                                                                                              ---------  ---------
Cash flows from financing activities:
  Notes payable to related parties..........................................................       (206)    (1,264)
  Payment of long-term debt and capital leases..............................................       (311)      (328)
  Sale of common stock......................................................................      1,397      6,123
                                                                                              ---------  ---------
        Net cash provided by financing activities...........................................        880      4,531
                                                                                              ---------  ---------
Net increase in cash and equivalents........................................................      5,771     27,829
Cash and equivalents at beginning of period.................................................     26,533     15,991
                                                                                              ---------  ---------
Cash and equivalents at end of period.......................................................  $  32,304  $  43,820
                                                                                              ---------  ---------
                                                                                              ---------  ---------

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

                              ACCESS HEALTH, INC.

                                 MARCH 31, 1998

                                  (UNAUDITED)

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    PRODUCT AND OTHER DEVELOPMENT COSTS

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

    A reconciliation of the numerator and denominators used in computing per share net income (loss) from continuing operations is as follows:

                                                                             THREE MONTHS ENDED
                                                                                                    SIX MONTHS ENDED
                                                                                 MARCH 31,             MARCH 31,
                                                                            --------------------  --------------------
                                                                              1997       1998       1997       1998
                                                                            ---------  ---------  ---------  ---------
Numerator for basic and diluted net income (loss) per share:
  Net income (loss).......................................................  $   5,483  $   5,772  $    (529) $  11,186
                                                                            ---------  ---------  ---------  ---------
                                                                            ---------  ---------  ---------  ---------
Denominator for basic net income (loss) per share:
  Weighted average common shares outstanding..............................     17,868     18,689     17,719     18,556
                                                                            ---------  ---------  ---------  ---------
                                                                            ---------  ---------  ---------  ---------
Denominator for diluted net income (loss) per share:
  Weighted average common shares outstanding..............................     17,868     18,689     17,719     18,556
  Outstanding stock options...............................................        742      1,465     --          1,572
                                                                            ---------  ---------  ---------  ---------
    Denominator for diluted net income (loss) per share...................     18,610     20,154     17,719     20,128
                                                                            ---------  ---------  ---------  ---------
                                                                            ---------  ---------  ---------  ---------

                              ACCESS HEALTH, INC.

                                 MARCH 31, 1998

                                  (UNAUDITED)

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    Options to purchase approximately 1.1 million shares of Access Health's common stock were outstanding at March 31, 1997, but were not included in the computation of diluted earnings per share because they were anti-dilutive.

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

                              ACCESS HEALTH, INC.

                                 MARCH 31, 1998

                                  (UNAUDITED)

NOTE 2: BUSINESS COMBINATIONS (CONTINUED)
    As of February 17, 1998, the Company announced a definitive agreement to acquire privately held InterQual, Inc. of Marlborough, Massachusetts. Under the terms of the acquisition, 4,290,000 shares of the Company's stock will be exchanged for the outstanding shares of InterQual, Inc. The number of shares issuable is subject to adjustment of up to an additional 500,000 shares to be issued based upon a minimum transaction value of $130 million. It is anticipated that the transaction would be accounted for as a pooling of interests under APB Opinion No. 16 and is expected to close in the third fiscal quarter of this year. The merger transaction is subject to stockholder approval by both companies and customary closing conditions. The Company expects to recognize a one-time charge in the third fiscal quarter of this year for integration and transaction charges of approximately $8 to $9 million.

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

    Revenues from care management services increased from $22.5 million during the second quarter of fiscal 1997 to $28.1 million during the second quarter of fiscal 1998, or 25%, and increased from $44.4 million during the first six months of fiscal 1997 to $54.4, or 23% during the first six months of fiscal 1998, due to increases in membership levels related to the Company's contracts during these periods. As of March 31, 1998, approximately 26.1 million members were enrolled compared to approximately 17.9 million members enrolled as of March 31, 1997. Average revenue per-member per-month was $0.37 for the second quarter of fiscal 1998 compared to $0.43 for the second quarter of fiscal 1997. Average revenue per-member per-month was $0.38 for the first six months of fiscal 1998 compared to $0.45 for the first six months of fiscal 1997. The decrease in average revenue per-member was primarily due to contract rationalizations where actual utilization was meaningfully below the contract minimum. The Company believes that the decline in average revenue per-member has ended and average revenue per-member will stabilize during the remainder of fiscal 1998.* Revenue from the Company's contracts is recognized ratably in accordance with contract terms on the basis of per-member fees.

    Revenues from licensing and support services increased from $2.6 million during the second quarter of fiscal 1997 to $3.1 million, or 19%, during the first quarter of fiscal 1998, and from $5.3 million during the first six months of fiscal 1997 to $5.8 million, or 9%, for the first six months of fiscal 1998. Licensing and support services revenues include licensing implementations and program support activities for FirstHelp, the ASK-A-NURSE-Registered Trademark-family of products, CANCERHelpLink-Registered Trademark-, Access Care Management System-Registered Trademark- ("ACMS") and the LIFE MATCH-Registered Trademark-family of products.

    COST OF REVENUES. The cost of care management services revenues includes the costs of operating the Company's services centers, on-going client consultation and charges for providing care management member communications services. The gross margins for care management services were 48.8% during the second quarter of fiscal 1997 and 44.9% during the second quarter of fiscal 1998, and 49.2% during the first six months of fiscal 1997 compared to 45.1% for the first six months of fiscal 1998. The decrease in gross margin during the second quarter of fiscal 1998 and for the six months ended March 31, 1998 compared to the same periods in fiscal 1997, is primarily due to adjusting pricing terms on older contracts typically effective upon renewal dates during fiscal 1997. The Company does not anticipate that downward price adjustments to contracts during the remainder of fiscal 1998 will have a material effect on operating results.* Additional factors contributing to the decrease in gross margin were operational inefficiencies experienced as a result of implementing a common service platform in all care centers and absorbing the costs associated with new product beta sites. The Company expects that gross margins for care management services will be lower during the second half of the fiscal year than in the first half due primarily to a continuation of operating inefficiencies related to the implementation of the common system platform.

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

    INTEGRATION AND RESTRUCTURING COSTS. Integration and restructuring costs related to the mergers of Informed Access and CRS were recorded in the amounts of $7.0 million and $2.7 million during the first and fourth quarters of fiscal 1997, respectively. Integration and restructuring costs include: $7.1 million for severance, outplacement and relocation costs specifically related to the merger; $1.2 million related to the closure and elimination of duplicate leased facilities, primarily corporate headquarters, a sales office and a call center; and $1.3 million related to the write-off of computer hardware and other assets which were made obsolete as a result of the merger and duplicate information systems. The remaining merger-related accrual at March 31, 1998 was approximately $1.9 million and includes: $1.1 million for severance, outplacement and relocation costs; $0.5 million related to the closure and elimination of duplicate leased facilities; and $0.3 million related to the write-off of computer hardware and other assets. Total expected cash expenditures relating to the merger charge are estimated to be approximately $6.7 million of which approximately $4.8 million was disbursed prior to March 31, 1998. Termination benefits received by employees terminated through September 30, 1997 were approximately $5.6 million. The remaining severance and outplacement amounts are expected to be paid during the current fiscal year.

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

    INCOME TAXES. The Company recorded an income tax provision of approximately $1.4 million and $3.5 million for the three months ended March 31, 1997 and 1998, respectively, an income tax benefit of approximately $132,000 for the six months ended March 31, 1997 and an income tax provision of approximately $6.9 million for the six months ended March 31, 1998, respectively. During fiscal 1997, the Company, for tax purposes, liquidated one of its subsidiaries, allowing it to utilize the net operating loss of the subsidiary and reduce the valuation allowance by $3,368,000. Additionally, during fiscal 1997, the Company recorded a deferred tax asset of approximately $6.0 million resulting from temporary differences in the recognition of certain expenses for book and tax purposes.

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

------------------------

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

    UNCERTAINTY RELATED TO OBTAINING, EXPANDING AND RETAINING CONTRACTS MAY IMPACT RESULTS OF OPERATIONS. The Company's ability to increase revenues and profitability is largely dependent on the Company's ability to secure additional care management contracts and to retain and expand existing contracts. The Company could be adversely affected by the termination or non-renewal of any of the Company's contracts, or by renegotiation of the terms of contracts, particularly if the affected contracts cover a large number of members or represent a significant portion of the Company's care management revenue. For example, in fiscal 1997, the Company renegotiated various older care management contracts, typically upon renewal, to bring price terms based on minimum membership and utilization rates previously negotiated in line with actual membership and utilization rates. Such rationalizations resulted in a decrease of revenue by approximately $7.0 million in fiscal 1997. During the first half of fiscal 1998 contract rationalizations decreased revenue by approximately $2.7 million and for the balance of the year the Company expects contract rationalizations to reduce revenue under such contracts by approximately $3.2 million. Any factors adversely affecting the market for the care management product or the licensing and support services products, including factors outside of the Company's control, such as adverse publicity or government regulatory action, could have a material adverse effect on the Company.

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

    IMPACT OF THE YEAR 2000 ON COMPUTER SYSTEMS. The architectural design on the Company's computer systems and infrastructure have taken into account the effect of integrating existing date data with date data from the Year 2000 and beyond. As a result, the Company believes it will address and resolve any possible issue associated with the integration of Year 2000 date data in a timely fashion and will not materially affect future financial results or cause reported financial information to be inaccurate.* Nevertheless, unforeseen internal problems or unanticipated events including the inability of third party vendors to integrate Year 2000 date data could occur causing a material adverse effect on the Company's business, results of operations and financial condition.

                           PART II--OTHER INFORMATION

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

    b) The following directors were elected at the meeting to serve a one year term:

           Richard C. Miller
           Joseph P. Tallman
           John R. Durant, M.D.
           Kinney L. Johnson
           Frank Washington

    c) The matters voted upon at the meeting and the results of the voting with respect to those matters were as follows:

                                                                           FOR        WITHHELD
                                                                       ------------  -----------
1) Election of Directors:
    Richard C. Miller................................................    15,967,131      41,315
    Joseph P. Tallman................................................    15,967,131      41,315
    John R. Durant, M.D..............................................    15,967,131      41,315
    Kinney L. Johnson................................................    15,967,131      41,315
    Frank Washington.................................................    15,967,131      41,315

                                                                                          BROKER
                                                    FOR        AGAINST     ABSTAIN       NON-VOTES
                                                ------------  ----------  ----------  ---------------
2) Approval of Adoption of Stockplan..........    10,507,910   5,224,568     275,968             0
3) Ratification of Arthur Andersen LLP
  as the Company's independent
  auditors for fiscal year 1998...............    14,750,468      11,471   1,246,507             0

    The foregoing matters are described in detail in the Registrant's definitive proxy statement dated January 20, 1998 for the Annual Meeting of Stockholders held on February 25, 1998.

    d)  Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    a)  Exhibits:

 EXHIBIT                                                  DECRIPTION
----------  ------------------------------------------------------------------------------------------------------
  3.1 (A)   Amended and Restated Certificate of Incorporation

  3.2 (A)   Amended and Restated Bylaws

  3.3 (B)   Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred
              Stock of Access Health, Inc. filed on March 13, 1997.

  4.1 (A)   Specimen Stock Certificate

  4.2*      1998 Stock Option Plan

  4.3 (A)   Shareholder's Representation Statement and Registration Rights Agreement dates as of November 25, 1996 between Registrant and various investors

  4.4 (A)   Registration Rights Agreement dated November 18, 1996

  4.5*      Form of Preferred Shares Rights Agreement, dated as of March 12, 1997 as amended on December 8, 1997 between the Company and First Chicago Trust Company of New York

27*         Financial Data Schedule.

------------------------

(A) Incorporated by reference to Registrant's Form 10-K for the year ended September 30, 1996.

(B) Incorporated by reference to Registrant's Registration Statement on Form 8-A filed March 13, 1997 (No. 000-19758).

*   Previously filed

    b)  Reports on Form 8-K. Change of auditors Form 8-K filed on January 9,
       1998.

                                   SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: June 5, 1998

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