Form 10-K/A
period 1997-09-30
ACCESS HEALTH INC
filed 1998-06-09
CIK 882304

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

                               TABLE OF CONTENTS

                                                                                                                PAGE
                                                                                                                -----
PART I
               Item 1.      Business.......................................................................           4
               Item 2.      Properties.....................................................................          14
               Item 3.      Legal Proceedings..............................................................          14
               Item 4.      Submission of Matters to a Vote of Security Holders............................          14

PART II
               Item 5.      Market for Registrant's Common Equity and Related Stockholder Matters..........          15
               Item 6.      Selected Financial Data........................................................          16
               Item 7.      Management's Discussion and Analysis of Financial Condition and Results of
                              Operations...................................................................          17
               Item 7A.     Quantitative and Qualitative Disclosures About Market Risk.....................          27
               Item 8.      Financial Statements and Supplementary Data....................................          28
               Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial
                              Disclosure...................................................................          49

PART III
               Item 10.     Directors and Executive Officers of the Registrant.............................          50
               Item 11.     Executive Compensation.........................................................          48
               Item 12.     Security Ownership of Certain Beneficial Owners and Management.................          48
               Item 13.     Certain Relationships and Related Transactions.................................          48

PART IV
               Item 14.     Financial Statement Schedules, Reports on Form 8-K and Exhibits................          51
             SIGNATURES....................................................................................          55

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

    License revenues from ASK-A-NURSE-Registered Trademark-, Cancer HELPLINK-Registered Trademark-, FirstHelp-TM- and ACMS-SM- are recognized ratably over the term of the contract. During fiscal 1995, revenues from ASK-A-NURSE-Registered Trademark- and Cancer HELPLINK-Registered Trademark- were recognized when implementation services were substantially complete, no significant continuing obligations remained and collection was probable. Fees billable more than one year after the license grant date are discounted at the prime rate (which ranged from 6% to 9% for the periods presented), plus 3%. HealthSelect and patient education software revenue is recognized upon delivery of the software.

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

                              ACCESS HEALTH, INC.

                               SEPTEMBER 30, 1997

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
CASH EQUIVALENTS AND AVAILABLE-FOR-SALE SECURITIES

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

    During fiscal 1997, AHN's majority owner and principal financial sponsor, The Providence Journal Company ("PJC") was acquired by AH Belo Corp ("Belo"). Subsequent to Belo's acquisition of PJC in February 1997, Belo indicated that it did not intend to provide additional financing to AHN and pursued alternate financing and operating strategies for AHN. On July 31, 1997, Belo terminated its 65 percent ownership interest in AHN when a previously announced agreement to sell its interest in AHN to Columbia/HCA Healthcare Corp. ("Columbia") was terminated in late July when Columbia failed to close on the transaction. As a result of losing its principal financial sponsor and not being able to obtain

                              ACCESS HEALTH, INC.

                               SEPTEMBER 30, 1997

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) additional financing, AHN suspended daily operations and furloughed the majority of its employees. Accordingly, the Company determined the equity investment and the subordinated debenture were not recoverable and they were written off in the fourth quarter of fiscal 1997.

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

STOCK ISSUED TO EMPLOYEES

    As permitted under the provisions of Financial Accounting Standards No. 123 "Accounting for Stock Based Compensation" ("SFAS 123"), the Company has elected to account for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board's Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB 25"). Under the intrinsic value method, compensation cost is the

                              ACCESS HEALTH, INC.

                               SEPTEMBER 30, 1997

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) excess, if any, of the quoted market price or fair value of the stock at the grant date or other measurement date over the amount an employee must pay to acquire the stock.

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

    STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 131

    In June 1997 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," effective for fiscal years beginning after December 15, 1997. The statement requires that a public company report financial and descriptive information about its reportable operating segments using the management

                              ACCESS HEALTH, INC.

                               SEPTEMBER 30, 1997

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) approach. Management has determined this change will not significantly affect its financial reporting. The Company expects to adopt Statement No. 131 in the first quarter of fiscal 1999.

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

    Integration and restructuring costs related to the mergers of Informed Access and CRS were recorded in the amounts of $7.0 million and $2.7 million during the first and fourth quarters of fiscal 1997, respectively. Integration and restructuring costs include: $7.1 million for severance, outplacement and relocation costs specifically related to the merger; $1.2 million related to the closure and elimination of duplicate leased facilities, primarily corporate headquarters, a sales office and a call center; and $1.3 million related to the write-off of computer hardware and other assets which were made obsolete as a result of

                              ACCESS HEALTH, INC.

                               SEPTEMBER 30, 1997

NOTE 2: BUSINESS COMBINATIONS (CONTINUED) the merger and duplicate information systems. The remaining merger-related accrual at September 30, 1997 was approximately $3.1 million. Total expected cash expenditures relating to the merger charge are estimated to be approximately $6.7 million, of which approximately $3.6 million was disbursed prior to September 30, 1997. Termination benefits received by employees terminated through September 30, 1997 were approximately $4.5 million. The remaining severance and outplacement amounts are expected to be paid within the next twelve months.

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
                                                                             ---------
                                                                             ---------

                              ACCESS HEALTH, INC.

                               SEPTEMBER 30, 1997

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

    The Company has other capital leases outstanding aggregating $262,000 at September 30, 1997 ($399,000 at September 30, 1996).

                              ACCESS HEALTH, INC.

                               SEPTEMBER 30, 1997

NOTE 6: LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS (CONTINUED)
    The following is a schedule of future minimum lease payments under all capital leases, together with the present value of net minimum lease payments, as of September 30, 1997 (in thousands):

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

*   Previously filed.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized, in Broomfield, State of Colorado, on the 9th day of June, 1998.

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

          SIGNATURE                       TITLE                    DATE
------------------------------  --------------------------  -------------------

              *
------------------------------  President, Chief Executive     June 9, 1998
      Joseph P. Tallman           Officer and Director

    /s/ Timothy H. Connor
------------------------------  Senior Vice President and      June 9, 1998
      Timothy H. Connor           Chief Financial Officer

              *
------------------------------  Director                       June 9, 1998
        John R. Durant

              *
------------------------------  Director                       June 9, 1998
      Kinney L. Johnson

              *
------------------------------  Director                       June 9, 1998
      Richard C. Miller

              *
------------------------------  Director                       June 9, 1998
     Frank G. Washington

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