Form 10-Q
period 1998-06-30
ACCESS HEALTH INC
filed 1998-08-14
CIK 882304

                         SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, DC 20549

                                     FORM 10-Q

(Mark One)
[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 1998 or
                                                  ------
[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition period from __________ to__________


                          Commission File Number:  0-19758

                                ACCESS HEALTH, INC.
               (Exact name of registrant as specified in its charter)

            Delaware                                             68-0163589
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                              Identification No.)

     335 Interlocken Parkway, Broomfield, CO                     80021
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

     Yes    X        No
         -------        -------

            Number of shares of Common Stock Outstanding at July 31, 1998:
                                   23,578,076 shares

                                Access Health, Inc.

                                       INDEX

                                                                                  Page No.
                                                                                  --------
PART I    FINANCIAL INFORMATION

  Item 1.  Financial Statements

    Condensed consolidated balance sheets (unaudited)- September 30, 1997
    and June 30, 1998. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     4

    Condensed consolidated statements of income (unaudited)  - three months and
    nine months ended June 30, 1997 and 1998 . . . . . . . . . . . . . . . . . .     5

    Condensed consolidated statements of cash flows (unaudited) - nine months
    ended June 30, 1997 and 1998 . . . . . . . . . . . . . . . . . . . . . . . .     6

    Notes to condensed consolidated financial statements . . . . . . . . . . . .     7

    Item 2.  Management's discussion and analysis of financial
    condition and results of operations. . . . . . . . . . . . . . . . . . . . .    12

PART II.     OTHER INFORMATION

  Item 4. Submission of Matters to a Vote of Security Holders. . . . . . . . . .    20

  Item 6. Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . .    20

SIGNATURE. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    21

                              PART I.  FINANCIAL INFORMATION

                                 Access Health, Inc.
                        Condensed Consolidated Balance Sheets
                  (In thousands, except per share and share amounts)
                                     (Unaudited)

                                                                                 September 30,     June 30,
                                                                                     1997            1998
                                                                                 -------------   -----------
Assets:
  Current assets:
   Cash and equivalents . . . . . . . . . . . . . . . . . . . . . . . . . . .       $ 17,499       $ 46,704
   Available-for-sale securities. . . . . . . . . . . . . . . . . . . . . . .         41,969         30,052
   Accounts and license fees receivable, net of allowance for doubtful
     accounts of $1,073 at June 30, 1998, and $1,070 at September 30, 1997. .         16,919         26,253
   Deferred income taxes. . . . . . . . . . . . . . . . . . . . . . . . . . .          9,295          9,671
   Income taxes receivable. . . . . . . . . . . . . . . . . . . . . . . . . .          3,231          3,220
   Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          2,456          3,472
   Other current assets . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,708          1,814
                                                                                 -------------   -----------
     Total current assets . . . . . . . . . . . . . . . . . . . . . . . . . .         93,077        121,186
  Property and equipment, net . . . . . . . . . . . . . . . . . . . . . . . .         17,766         19,354
  Purchased intangibles, net of accumulated amortization of $5,312, at June
    30, 1998, and $4,911 at September 30, 1997. . . . . . . . . . . . . . . .          2,894          2,493
  Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,042          1,042
  Long term equity investment . . . . . . . . . . . . . . . . . . . . . . . .            -            3,011
  Other assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            773            522
                                                                                 -------------   -----------
                                                                                    $115,552       $147,608
                                                                                 -------------   -----------
                                                                                 -------------   -----------
Liabilities and Stockholders' Equity:
  Current liabilities:
    Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $  4,434       $  5,964
    Accrued payroll and related expenses . . . . . . . . . . . . . . . . . .           4,157          5,610
    Accrued transaction, integration and restructuring costs . . . . . . . .           3,109          9,011
    Taxes and accrued expenses . . . . . . . . . . . . . . . . . . . . . . .           4,874          7,134
    Notes payable to related parties . . . . . . . . . . . . . . . . . . . .           1,264              0
    Current portion of long-term debt. . . . . . . . . . . . . . . . . . . .             209            221
    Current portion of capital lease obligation. . . . . . . . . . . . . . .             470            513
    Deferred revenues. . . . . . . . . . . . . . . . . . . . . . . . . . . .          15,782         16,926
                                                                                 -------------   -----------
      Total current liabilities. . . . . . . . . . . . . . . . . . . . . . .          34,299         45,379
  Capital lease obligations. . . . . . . . . . . . . . . . . . . . . . . . .             542            148
  Long-term debt . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             217             50

Stockholders' equity:
  Preferred stock, $.001 par value-5,000,000 shares authorized, no shares
    issued and outstanding . . . . . . . . . . . . . . . . . . . . . . . . .             -              -
  Common stock, $.001 par value-75,000,000 shares authorized, 23,550,997 shares issued and outstanding at June 30, 1998, and 22,786,159 shares
    issued and outstanding at September 30, 1997 . . . . . . . . . . . . . .              23             24
Additional paid-in capital . . . . . . . . . . . . . . . . . . . . . . . . .          80,934         89,752
Retained earnings (deficit). . . . . . . . . . . . . . . . . . . . . . . . .            (463)        12,255
                                                                                 -------------   -----------
  Total stockholders' equity . . . . . . . . . . . . . . . . . . . . . . . .          80,494        102,031
                                                                                 -------------   -----------
                                                                                    $115,552       $147,608
                                                                                 -------------   -----------
                                                                                 -------------   -----------

                               See accompanying notes.

                                Access Health, Inc.
                    Condensed Consolidated Statements of Income
                      (In thousands, except per share amounts)
                                    (Unaudited)

                                                       Three months ended             Nine months ended
                                                            June 30,                       June 30,
                                                       1997          1998            1997          1998
                                                     --------       --------       --------       --------
Revenues:
  Care management services. . . . . . . . . . . .    $23,909        $29,785        $68,326        $84,217
  Licensing and support services. . . . . . . . .      6,555          8,785         19,191         24,974
                                                     --------       --------       --------       --------
        Total revenues. . . . . . . . . . . . . .     30,464         38,570         87,517        109,191
Costs and expenses:
  Cost of revenues:
   Care management services . . . . . . . . . . .     12,795         16,587         35,377         46,473
   Licensing and support services . . . . . . . .      1,743          1,911          5,847          5,869
   Product and other development. . . . . . . . .      2,812          3,223          8,627          8,652
   Sales and marketing. . . . . . . . . . . . . .      2,866          3,277          8,424          9,694
   General and administrative . . . . . . . . . .      3,187          3,482          9,858         11,510
   Transaction costs. . . . . . . . . . . . . . .        -            5,607          6,345          5,607
   Integration and restructuring costs. . . . . .        -            3,393          6,961          3,393
                                                     --------       --------       --------       --------
        Total costs and expenses. . . . . . . . .     23,403         37,480         81,439         91,198
                                                     --------       --------       --------       --------

Income from operations. . . . . . . . . . . . . .      7,061          1,090          6,078         17,993

Other income. . . . . . . . . . . . . . . . . . .        514            910          1,214          2,571
                                                     --------       --------       --------       --------

Income before income taxes. . . . . . . . . . . .      7,575          2,000          7,292         20,564
Provision for income taxes . . . . . . . . . . .      1,872            725          1,915          7,814
                                                     --------       --------       --------       --------

Net income. . . . . . . . . . . . . . . . . . . .     $5,703         $1,275         $5,377        $12,750
                                                     --------       --------       --------       --------
                                                     --------       --------       --------       --------
Net income per share:

  Basic . . . . . . . . . . . . . . . . . . . . .      $0.26          $0.06          $0.25          $0.57
                                                     --------       --------       --------       --------
                                                     --------       --------       --------       --------

  Diluted . . . . . . . . . . . . . . . . . . . .      $0.24          $0.05          $0.23          $0.52
                                                     --------       --------       --------       --------
                                                     --------       --------       --------       --------

Shares used in per share calculations:

  Basic . . . . . . . . . . . . . . . . . . . . .     21,837         22,769         21,634         22,502
                                                     --------       --------       --------       --------
                                                     --------       --------       --------       --------

  Diluted . . . . . . . . . . . . . . . . . . . .     23,558         24,659         23,503         24,661
                                                     --------       --------       --------       --------
                                                     --------       --------       --------       --------

                             See accompanying notes.

                                          Access Health, Inc.
                            Condensed Consolidated Statements of Cash Flows
                                            (In thousands)
                                              (Unaudited)

                                                                      Nine months ended
                                                                           June 30,
                                                                     --------------------
                                                                      1997           1998
                                                                     --------------------
Cash flows from operating activities:
  Net income. . . . . . . . . . . . . . . . . . . . . . . .          $5,377        $12,750
  Adjustments to reconcile net income to net cash
    provided by operations:
    Allowance for doubtful accounts . . . . . . . . . . . .             134             23
    Depreciation and amortization . . . . . . . . . . . . .           4,762          6,141
    Deferred stock compensation . . . . . . . . . . . . . .             443            -
    Common stock issued for services rendered . . . . . . .           2,233            -
    Changes in:
      Accounts and license fees receivable. . . . . . . . .            (537)       (10,272)
      Prepaid expenses and other current assets . . . . . .          (1,154)        (2,089)
      Accounts payable. . . . . . . . . . . . . . . . . . .            (620)         1,860
      Accrued payroll and related expenses. . . . . . . . .             540          1,285
      Accrued transaction, integration, and restructure
        costs . . . . . . . . . . . . . . . . . . . . . . .           2,901          5,902
      Taxes and other accrued expenses. . . . . . . . . . .           1,221          1,764
      Deferred revenues . . . . . . . . . . . . . . . . . .           2,309          3,660
                                                                    --------       -------
        Net cash provided by operating activities . . . . .          17,609         21,024
                                                                    --------       -------

Cash flows from investing activities:
  Sale of available-for-sale securities, net. . . . . . . .             208         11,917
  Purchase of property and equipment. . . . . . . . . . . .          (4,696)        (7,367)
  Notes receivable from AHN . . . . . . . . . . . . . . . .          (5,000)           -
  Long term equity investment . . . . . . . . . . . . . . .             -           (3,011)
  Other assets. . . . . . . . . . . . . . . . . . . . . . .             258            276
                                                                    --------       -------
        Net cash provided by (used in) by investing
          activities. . . . . . . . . . . . . . . . . . . .          (9,230)         1,815
                                                                    --------       -------
Cash flows from financing activities:
  Notes payable to related parties. . . . . . . . . . . . .            (653)        (1,264)
  Payment of long-term debt and capital leases. . . . . . .            (514)          (581)
  Sale of common stock. . . . . . . . . . . . . . . . . . .           1,559          8,818
                                                                    --------       -------
        Net cash provided by financing activities . . . . .             392          6,973
                                                                    --------       -------

Net increase in cash and equivalents. . . . . . . . . . . .           8,771         29,812
Elimination of InterQual net cash activity for the
  three months ended December 31, 1997. . . . . . . . . . .             -             (607)
Cash and equivalents at beginning of period . . . . . . . .          26,976         17,499
                                                                    --------       -------

Cash and equivalents at end of period . . . . . . . . . . .         $35,747        $46,704
                                                                    --------       -------
                                                                    --------       -------

                             See accompanying notes.

                                 Access Health, Inc.
                Notes to Condensed Consolidated Financial Statements
                                   June 30, 1998
                                    (Unaudited)


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

In the opinion of management, the unaudited interim financial statements reflect all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company's consolidated financial position at September 30, 1997 and June 30, 1998, consolidated results of operations for the three month and nine month periods ended June 30, 1997 and 1998 and cash flows for the nine month periods ended June 30, 1997 and 1998. Results for the periods ended June 30, 1998 are not necessarily indicative of the results to be expected for the entire fiscal year.

The unaudited interim financial statements for all periods presented have been restated to reflect the merger with InterQual, Inc. which has been accounted for as a pooling of interests, effective June 30, 1998. Accordingly, InterQual's December 31, 1997 balance sheet has been combined with Access Health's September 30, 1997 balance sheet, InterQual's statement of operations for three and nine months ended September 30, 1997 have been combined with Access Health's statements of operations for the three and nine months ended June 30, 1997, and InterQual's cash flows for the nine months ended September 30, 1997 have been combined with Access Health's cash flows for the nine months ended June 30, 1997.

For the quarter ended June 30, 1998, Access Health announced a strategic relationship with MEDCAN Health Management, Inc. ("MEDCAN") of Toronto, Canada. Access Health also made a minority preferred stock investment in MEDCAN.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable from future undiscounted cash flows. Impairment losses are recorded for the difference between the carrying value and fair value of the long-lived asset.

REVENUE RECOGNITION

Revenues include care management services, which consist of program membership, member communications and teleservicing fees from the Company's Personal Health Advisor/FirstHelp and ASK-A-NURSE contracts with managed care organizations, self-insured employers and hospitals. Revenues also include licensing and support services related to certain of the Company's products including InterQual Clinical Decision Support Criteria, ASK-A-NURSE, FirstHelp, patient education software, Access Care Management System, HealthSelect, and CANCER HELPLINK.

Program membership fees from Personal Health Advisor/FirstHelp contracts are recognized ratably in accordance with contract terms typically on the basis of per-member fees. Member communications fees are recognized upon the delivery of services. Teleservicing fees are recognized in accordance with contract terms on the basis of per-call fees or fees based on phone counselor staffing.

License revenues from InterQual Clinical Decision Support Criteria, ASK-A-NURSE, FirstHelp, and CANCER Helplink products are recognized ratably over the term of the contract. HealthSelect and patient education software revenue is recognized upon delivery of the software. Support revenues are comprised of ASK-A-NURSE, CANCER HELPLINK, and Access Care Management System support revenue, LIFE MATCH software support revenue and direct marketing fees. Revenue from support contracts and software maintenance contracts is recognized ratably over the contract term. Direct marketing fees are recognized upon the delivery of services.

PRODUCT AND OTHER DEVELOPMENT COSTS

Product and other development costs are expensed as incurred and consist primarily of salaries, supplies and contract services related to the development of the Company's products and services.

TRANSACTION COSTS AND INTEGRATION AND RESTRUCTURING COSTS

Transaction costs of $6.3 million in the nine months ended June 30, 1997 reflect charges associated directly with the merger of the Company with Informed Access and CRS and included professional fees of approximately $5.2 million. Also related to the mergers were integration and restructuring costs recorded in the first and fourth quarters of fiscal 1997, which included approximately $6.3 million for severance and related expenses, approximately $400,000 for elimination of redundant technology, approximately $1.2 million for discontinuation of facilities, approximately $900,000 for disposal of assets and approximately $900,000 for relocation and other costs.

During the third quarter of fiscal 1998, transaction costs of $5.6 million were recorded reflecting charges associated directly with the merger of the Company with InterQual, Inc. and included professional fees of approximately $4.7 million. Integration and restructuring costs related to the merger of InterQual, Inc. are reflected in the third quarter of fiscal 1998 results in the amount of $3.4 million. These costs reflect the integration of management and sales teams of Access Health, Inc. and InterQual, Inc.

NEW ACCOUNTING PRONOUNCEMENTS

STATEMENT OF ACCOUNTING STANDARDS NO. 128

During fiscal 1998, Access Health, Inc. adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." This statement establishes standards for computing and presenting basic and diluted earnings per share. Under this statement, basic earnings or loss per share is computed by dividing the net earnings or loss by the weighted average number of shares of common stock outstanding. Diluted earnings or loss per share is determined by dividing the net earnings or loss by the sum of (1) the weighted average number of common shares outstanding, (2) if not anti-dilutive, the number of shares of convertible preferred stock as if converted upon issuance, and (3) if not anti-dilutive, the effect of outstanding stock options determined utilizing the treasury stock method.

A reconciliation of the numerator and denominators used in computing per share net income (loss) from continuing operations is as follows (in thousands):

                                                            Three months ended       Nine months ended
                                                                 June 30,                 June 30,
                                                             1997        1998        1997          1998
                                                           -----------------------------------------------
 Numerator for basic and diluted net income per share:
     Net income                                            $ 5,703     $ 1,275      $ 5,377     $ 12,750
                                                           -----------------------------------------------
                                                           -----------------------------------------------

 Denominator for basic net income per share:
     Weighted average common shares outstanding             21,837      22,769       21,634       22,502
                                                           -----------------------------------------------
                                                           -----------------------------------------------


 Denominator for diluted net income per share:
     Weighted average common shares outstanding             21,837      22,769       21,634       22,502
     Dilutive effect of outstanding stock options            1,721       1,890        1,869        2,159
                                                           -----------------------------------------------
        Denominator for diluted net income per share        23,558      24,659       23,503       24,661
                                                           -----------------------------------------------
                                                           -----------------------------------------------

STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 130

In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income," which is required to be adopted for fiscal years beginning after December 15, 1997. This statement establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. This statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The Company expects to adopt SFAS No. 130 beginning in the first quarter of fiscal 1999.

STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 131

In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," effective for fiscal years beginning after December 15, 1997. This statement requires that a public company report financial and descriptive information about its reportable operating segments using the management approach. The Company expects to adopt Statement No. 131 in the first quarter of fiscal 1999.

STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 133

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" effective for fiscal years beginning after June 15, 1999. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. It also requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

SFAS No. 133 may not be applied retroactively, and must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997 (and, at the company's election, before January 1, 1998). Because the Company has not historically entered into such arrangements, management believes that the impact of SFAS No. 133 will not significantly affect its financial reporting.

STATEMENT OF POSITION 98-1

In March 1998, the AICPA issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". This statement is effective for fiscal years beginning after December 15, 1998, although earlier application is permitted. In general, SOP 98-1 requires that certain costs to develop software for internal use be capitalized. These requirements are to be applied prospectively from the date of the Company's adoption. To date, the Company has not historically capitalized such costs.

STATEMENT OF POSITION 98-5

In April 1998, the AICPA issued SOP 98-5, "Reporting on the Costs of Start-Up Activities". This statement is effective for financial statements for fiscal years beginning after December 15, 1998. In general, SOP 98-5 requires costs of start-up activities and organization costs to be expensed as incurred. Initial application of SOP 98-5 should be reported as the cumulative effect of a change in accounting principle. Management believes that SOP 98-5 will not have a material impact on its financial statements.

Note 2: Business combinations

During November 1996, the Company consummated business combinations with Informed Access which included the exchange of 5,375,000 shares of Access Health, Inc. common stock (including 4,778,317 shares issued to Informed Access shareholders and 596,683 shares reserved for future grant to Informed Access option holders) and Clinical Reference Systems, which included the exchange of 170,000 shares of Access Health common stock. These business combinations were accounted for as pooling-of-interests and, accordingly, the historical financial statements of the Company have been restated to include the consolidated financial statements of Access Health, Informed Access and Clinical Reference Systems for all periods presented.

As of June 30, 1998, the Company consummated a business combination with InterQual, Inc. of Marlborough, Massachusetts. Under the terms of the acquisition, 4,540,000 shares of Access Health, Inc.'s common stock were exchanged for the outstanding shares of InterQual, Inc. The business combination was accounted for as a pooling-of-interests and, accordingly, the historical financial statements of Access Health and InterQual, Inc. have been restated as though the companies had been combined for all periods presented.

The following table provides a reconciliation of revenues and earnings reported by the Company to the combined amounts presented for, or included in the period indicated (periods ended June 30, 1997 below include three and nine month data for InterQual, Inc. for the respective three and nine month periods ended September 30, 1997):

                        Three months ended June 30, 1997
                                   (Unaudited)

                         Access Health, Inc.   InterQual, Inc.        Total
                         -----------------------------------------------------
 Revenues                   $ 26,485,000       $  3,979,000       $ 30,464,000
                         -----------------------------------------------------
                         -----------------------------------------------------
 Net income                 $  5,576,000       $    127,000       $  5,703,000
                         -----------------------------------------------------
                         -----------------------------------------------------

                        Three months ended June 30, 1998
                                   (Unaudited)

                         Access Health, Inc.   InterQual, Inc.        Total
                         -----------------------------------------------------
 Revenues                   $ 32,414,000       $  6,156,000       $ 38,570,000
                         -----------------------------------------------------
                         -----------------------------------------------------
 Net income                 $    383,000       $    892,000       $  1,275,000
                         -----------------------------------------------------
                         -----------------------------------------------------

                         Nine months ended June 30, 1997
                                   (Unaudited)

                         Access Health, Inc.   InterQual, Inc.        Total
                         -----------------------------------------------------
 Revenues                   $ 76,227,000       $  11,290,000     $  87,517,000
                         -----------------------------------------------------
                         -----------------------------------------------------
 Net income                 $  5,047,000       $     330,000     $   5,377,000
                         -----------------------------------------------------
                         -----------------------------------------------------
                         Nine months ended June 30, 1998
                                   (Unaudited)

                         Access Health, Inc.   InterQual, Inc.        Total
                         -----------------------------------------------------
 Revenues                   $ 92,679,000       $  16,512,000     $ 109,191,000
                         -----------------------------------------------------
                         -----------------------------------------------------
 Net income                 $ 11,569,000       $   1,181,000     $  12,750,000
                         -----------------------------------------------------
                         -----------------------------------------------------

Note 3: Notes payable to related parties

Notes payable to related parties arising from bonuses were payable to members of management, who are also stockholders of the Company. The final installment was paid in January 1998.

Note 4:  Long-term debt

The Company has a term facility agreement (the "Term Agreement") consisting of note payable and capital lease facilities. At June 30, 1998, principal balances under the note payable facility and capital lease facility totaled $248,000 and $442,000, respectively. Principal balances under the Term Agreement are secured by certain of the Company's equipment with an aggregate carrying value of approximately $466,000 at June 30, 1998. Amounts payable under the Term Agreement bear interest at 14.48%, are due at varying dates through September 1999, and require monthly payments of principal and interest totaling approximately $52,000. Payments due under the note payable facility of the Term Agreement for the next twelve months are approximately $557,000.

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

Note 6: Commitments

OPERATING LEASES

The Company leases its offices under the terms of operating leases that expire between September 1998 and December 2012. Annual minimum rental payments for the remainder of fiscal 1998, and for fiscal 1999, 2000, 2001, 2002 and thereafter are $1,023,000, $3,355,000, $3,143,000, $3,102,000,
$2,060,000 and $19,656,000 respectively. Rental expenses are recorded on a straight-line basis over the respective lease terms.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIS DISCUSSION CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS, INCLUDING BUT
NOT LIMITED TO STATEMENTS IDENTIFIED BY AN ASTERISK, WHICH INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THE RESULTS ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF
CERTAIN FACTORS SET FORTH HEREUNDER AND IN THE COMPANY'S ANNUAL REPORT AS FILED ON FORM 10-K/A FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1997 AS WELL AS IN THE COMPANY'S REGISTRATION STATEMENT ON FORM S-4, AS AMENDED, FILED ON JUNE 10, 1998.

RESULTS OF OPERATIONS

REVENUES. Revenues consist of revenues from care management services and licensing and support services. Revenues increased from $30.5 million during the three months ended June 30, 1997 to $38.6 million during the three months ended June 30, 1998, or 26.6%, and increased from $87.5 million for the nine months ended June 30, 1997 to $109.2 million, or 24.8% for the nine months ended June 30, 1998.

Revenues from care management services increased from $23.9 million during the third quarter of fiscal 1997 to $29.8 million during the third quarter of fiscal 1998, or 24.6%, and increased from $68.3 million during the first nine months of fiscal 1997 to $84.2 million, or 23.3% during the first nine months of fiscal 1998, due to increases in membership levels related to the Company's contracts during these periods. As of June 30, 1998, approximately
27.5 million members were enrolled compared to approximately 19.8 million members enrolled as of June 30, 1997. Average revenue per-member per-month was $0.41 for the third quarter of fiscal 1997 compared to $0.37 for the third quarter of fiscal 1998. Average revenue per-member per-month was $0.43 for the first nine months of fiscal 1997 compared to $0.38 for the first nine months of fiscal 1998. The decrease in average revenue per-member was primarily due to contract rationalizations where actual utilization was meaningfully below the contract minimum. The Company believes that the decline in average revenue per-member has ended and average revenue per-member will stabilize during the remainder of fiscal 1998. Revenue from the Company's contracts is recognized ratably in accordance with contract terms on the basis of per-member fees.

Revenues from licensing and support services increased from $6.6 million during the third quarter of fiscal 1997 to $8.8 million, or 34.0%, during the third quarter of fiscal 1998, and from $19.2 million during the first nine months of fiscal 1997 to $25.0 million, or 30.1%, for the first nine months of fiscal 1998. This increase was primarily attributable to increases in license revenue related to the InterQual Clinical Decision Support Criteria. Licensing and support services revenues include licensing implementations and program support activities for InterQual Clinical Decision Support Criteria, FirstHelp, the ASK-A-NURSE-Registered Trademark- family of products, CANCER HelpLink-Registered Trademark-, Access Care Management System-Registered Trademark- ("ACMS"), the LIFE MATCH-Registered Trademark- family of products, and patient education software.

COST OF REVENUES. The cost of care management services revenues includes the costs of operating the Company's services centers, on-going client consultation, and charges for providing care management member communications services. The gross margins for care management services were 46.5% during the third quarter of fiscal 1997 and 44.3% during the third quarter of fiscal 1998, and 48.2% during the first nine months of fiscal 1997 compared to 44.8% for the first nine months of fiscal 1998. The decrease in gross margin during the third quarter of fiscal 1998 and for the nine months ended June 30, 1998 compared to the same periods in fiscal 1997, is primarily due to adjusting pricing terms on older contracts typically effective upon renewal dates during fiscal 1997. The Company does not anticipate that downward price adjustments to contracts during the remainder of fiscal 1998 will have a material effect on operating results. * Additional factors contributing to the decrease in gross margin were operational inefficiencies experienced as a result of implementing a common service platform in all care centers and absorbing the costs associated with new product beta sites. The Company expects that gross margins for care management services will continue to be lower during the fourth quarter of fiscal 1998 compared with the first nine months of the fiscal 1998 due primarily to operating inefficiencies related to the implementation of the common system platform and costs related to new product initiatives.

The cost of licensing and support services revenues includes the costs of license implementations, on-going client consultation, annual users' conferences, advertising materials, and other support services for InterQual Decision Support Criteria, FirstHelp, ASK-A-NURSE, CANCER HelpLink, Access Care Management System, LIFE MATCH licensees, and patient education software licensees. The gross margin percentages for licensing and support services increased from 73.4% during the third quarter of fiscal 1997 to 78.2% during the third quarter of fiscal 1998, and from 69.5% during the first nine months of fiscal 1997 to 76.5% for the first nine months of fiscal 1998 due to changes in product licensing mix and increased efficiency resulting from organizational adjustments. While gross margins for licensing and support services can fluctuate, the Company believes it is currently operating near targeted gross margin levels for licensing and support services.

PRODUCT AND OTHER DEVELOPMENT EXPENSES. Product and other development expenses were $2.8 million, or 9.2% of revenues, during the third quarter of fiscal 1997 and $3.2 million, or 8.4% of revenues, during the third quarter of fiscal 1998. For the first nine months of fiscal 1997, product and other development expenses totaled $8.6 million, or 9.9% of revenues compared to $8.7 million, or 7.9% of revenues during the first nine months of fiscal 1998. As a percent of revenue, product and other development expenses decreased by 8.7% during the third quarter of fiscal 1998 and 20.2% for the first nine months of fiscal 1998 when compared to the prior fiscal year due to realizing costs savings from the integration of the development teams of Access Health and Informed Access Systems. The Company expects product and other development expenses to increase in coming quarters, but generally consistent with the current percentage of revenues. *

SALES AND MARKETING EXPENSES. Sales and marketing expenses were $2.9 million, or 9.4% of revenues, during the third quarter of fiscal 1997 and $3.3 million, or 8.5% of revenues, during the third quarter of fiscal 1998. For the first nine months of fiscal 1997, sales and marketing expenses totaled $8.4 million, or 9.6% of revenues, compared to $9.7 million, or 8.9% of revenues for the first nine months of fiscal 1998. As a percent of revenue, sales and marketing expenses decreased by 9.6% during the third quarter of fiscal 1998 and 7.3% for the first nine months of fiscal 1998 when compared to the prior fiscal year due to cost savings from the integration of the sales teams of Access Health and Informed Access Systems. The Company expects sales and marketing expenses to increase in coming quarters, but generally consistent with the current percentage of revenues. *

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses were $3.2 million, or 10.5% of revenues, during the third quarter of fiscal 1997 and $3.5 million, or 9.0% of revenues, during the third quarter of fiscal 1998. For the first nine months of fiscal 1997, general and administrative expenses totaled $9.9 million, or 11.3% of revenues, compared to $11.5 million, or 10.5% of revenues for the first nine months of fiscal 1998. As a percent of revenue, general and administrative expenses decreased by 14.3% during the third quarter of fiscal 1998 and 7.1% for the first nine months of fiscal 1998 when compared to the prior fiscal year due to realizing cost savings from the integration of Access Health and Informed Access Systems' management teams. The Company expects general and administrative expenses to increase in coming quarters, but generally consistent with the current percentage of revenues. *

TRANSACTION COSTS. Transaction costs of $6.3 million were one-time charges recorded in the first quarter of fiscal 1997 associated directly with the merger of the Company with Informed Access and CRS and consists primarily of professional fees and services of approximately $5.2 million.

Transaction costs of $5.6 million are one-time charges recorded in the third quarter of fiscal 1998 associated directly with the merger of the Company with InterQual, Inc. and consists primarily of professional fees and services of approximately $4.7 million.

INTEGRATION AND RESTRUCTURING COSTS. Integration and restructuring costs related to the mergers of Informed Access and CRS were recorded in the amounts of $7.0 million and $2.7 million during the first and fourth quarters of fiscal 1997, respectively. Integration and restructuring costs include: $7.1 million for severance, outplacement and relocation costs specifically related to the merger; $1.2 million related to the closure and elimination of duplicate leased facilities, primarily corporate headquarters, a sales office and a call center; and $1.3 million related to the write-off of computer hardware and other assets which were made obsolete as a result of the merger and duplicate information systems. The remaining merger-related accrual at June 30, 1998 was approximately $1.5 million and includes $.9 million for severance, outplacement and relocation costs: $0.4 million related to the closure and elimination of duplicate leased facilities: and $0.2 million related to the write-off of computer hardware and other assets. Total expected cash expenditures relating to the merger charge are estimated to be approximately $6.7 million of which approximately $5.2 million was disbursed prior to June 30, 1998. Termination benefits received by employees terminated through September 30, 1997 were approximately $5.6 million. The remaining severance and outplacement amounts are expected to be paid during the current fiscal year.

Integration and restructuring costs related to the merger of InterQual, Inc. are reflected in the third quarter of fiscal 1998 results in the amount of $3.4 million. These costs reflect the integration of management and sales teams of Access Health, Inc and InterQual, Inc.

INCOME FROM OPERATIONS. Operating income decreased from $7.1 million during the third quarter of fiscal 1997 to $1.1 million during the third quarter of fiscal 1998 due to the transaction and restructuring charges related to the InterQual merger, and increased from $6.1 million for the first nine months of fiscal 1997 to $18.0 million during the same period in fiscal 1998. The changes for the first nine months of fiscal 1997 to the first nine months of fiscal 1998 are attributable to increasing revenues and decreased ongoing operating expenses, and to the transaction, integration and restructuring expenses recorded during the first nine months of fiscal 1997, which were approximately $4.3 million greater than the transaction, integration, and restructuring expenses recorded during the first nine months of fiscal 1998.

INCOME TAXES. The Company recorded an income tax provision of approximately $1.9 million and $.7 million for the three months ended June 30, 1997 and 1998, respectively, an income tax provision of approximately $1.9 million for the nine months ended June 30, 1997 and an income tax provision of approximately $7.8 million for the nine months ended June 30, 1998, respectively. During fiscal 1997, the Company, for tax purposes, liquidated one of its subsidiaries, allowing it to utilize the net operating loss of the subsidiary and reduce the valuation allowance by $3,368,000. During fiscal 1997, the Company recorded a deferred tax asset of approximately $6.0 million resulting from temporary differences in the recognition of certain expenses for book and tax purposes.

Realization of the Company's net deferred tax asset is dependent upon Access Health generating sufficient United States federal taxable income (approximately $17.0 million) in future years to obtain benefit from the reversal of net deductible differences and from tax credit carryforwards. The Company's management believes that, on a more likely than not basis, the Company's recorded net deferred tax asset is realizable. The amount of deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future United States federal taxable income are reduced.

OTHER INCOME. The Company generates interest and other income from cash balances and available-for-sale securities. Interest and other income increased from $514,000 to $910,000, or 77.0% in the third quarter of fiscal 1997 and 1998, respectively, and from $1,214,000 to $2,571,000, or 111.8% for the first nine months of fiscal 1997 and 1998, respectively due to the increase in cash and equivalents and available for sale securities from $59.5 million at June 30, 1997 to $76.8 million at June 30, 1998.

EFFECTS OF INFLATION AND CHANGING PRICES. Inflation and changing prices have not had a material effect on the Company's operations and, at current levels, are not expected to in future years*.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 1998, the Company held cash and equivalents and available-for-sale securities totaling $76.8 million compared to a balance of $59.5 million as of September 30, 1997. Net cash provided by operating activities during the first nine months of fiscal 1998 was $21.0 million compared with $17.6 million for the first nine months of fiscal 1997.

The Company believes its current capital resources are adequate to fund cash needs for anticipated operating levels for at least the next twelve months*. The Company also may use capital resources in connection with business expansion that may include the acquisition of complementary product lines or businesses during fiscal 1998 or beyond*.

During the first nine months of fiscal 1998, the Company purchased approximately $7.4 million of property and equipment. The Company expects to purchase additional capital equipment during the balance of fiscal 1998 to further integrate and expand call centers and system capacity, and to expand the Company's corporate infrastructure*.

IMPACT OF THE YEAR 2000 ON COMPUTER SYSTEMS.

The architectural design of the Company's computer systems and infrastructure have taken into account the effect of integrating existing date data with date data from the Year 2000 and beyond. As a result, the Company believes it will address and resolve any possible issue associated with the integration of Year 2000 date data in a timely fashion and will not materially affect future financial results or cause reported financial information to be inaccurate. * Nevertheless, unforeseen internal problems or unanticipated events including the inability of third party vendors to integrate Year 2000 date data could occur causing a material adverse effect on the Company's business, results of operations and financial condition.

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

UNCERTAINTY RELATED TO OBTAINING, EXPANDING AND RETAINING CONTRACTS MAY IMPACT RESULTS OF OPERATIONS. The Company's ability to increase revenues and profitability is largely dependent on the Company's ability to secure additional care management contracts and to retain and expand existing contracts. The Company could be adversely affected by the termination or non-renewal of any of the Company's contracts, or by renegotiation of the terms of contracts, particularly if the affected contracts cover a large number of members or represent a significant portion of the Company's care management revenue. For example, in fiscal 1997, the Company renegotiated various older care management contracts, typically upon renewal, to bring price terms based on minimum membership and utilization rates previously negotiated in line with actual membership and utilization rates. Such rationalizations resulted in a decrease of revenue by approximately $7.0 million in fiscal 1997. During the first nine months of fiscal 1998 contract rationalizations decreased by approximately $4.3 million and for the balance of the year, the Company expects contract rationalizations to reduce revenue under such contracts by approximately $1.9 million. Any factors adversely affecting the market for the care management product or the licensing and support services products, including factors outside of the Company's control, such as adverse publicity or government regulatory action, could have a material adverse effect on the Company.

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

UNCERTAINTY OF FUTURE OPERATING RESULTS. The Company's quarterly operating results may fluctuate significantly in the future as a result of a variety of factors, many of which are outside the Company's control. There can be no assurance that the Company's revenues and profitability will increase during fiscal 1998 and beyond. The Company's revenues may be materially adversely affected by the termination or non-renewal of the Company's contracts or by the renegotiation of the terms of such contracts. The Company may incur significantly increased sales, marketing, and promotional expenses, and may devote additional resources to the further development of care management or other new products. To the extent that the Company incurs increased expenses, the Company's operating results will be adversely affected unless revenues and operating margins increase sufficiently to offset such expenditures. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

COMPETITION. The market for the Company's products and services is highly competitive. There are a number of competitors that offer products or services that compete with some or all of those offered by the Company. Existing and potential clients may also evaluate the Company's products or services against internally developed programs. Increased competition could result in pricing pressure and margin erosion. In its existing business and as the Company offers new products or services, or enters new markets, it may face increased competition from competitors, some of which may have substantially greater financial, marketing and technical resources than the Company. In particular, several small competitors have recently been acquired by companies with substantially greater financial, marketing and technical resources than the Company, and this could lead to increased competition. There can be no assurance that the Company will continue to compete successfully.

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

CARE CENTER OPERATIONS. The Company maintains member service and data centers ("care centers") in Rancho Cordova, California; Chicago, Illinois; Broomfield, Colorado; Phoenix, Arizona; San Juan, Puerto Rico, and Great Missenden, England. The Company's operations depend on the adequate functioning of the computer and telephone systems in its call centers. Although the Company has taken precautions to provide for power, computer, and telephone systems redundancy, there can be no assurance that a fire or other disaster affecting the centers or an equipment failure would not disable the Company's systems for a significant period of time. Any significant damage to the Company's facilities or an equipment failure could have a material adverse effect on the Company's results of operations.

The successful operation of the Company's care centers is based on a networked information system. The information system provides care center nurses and health care counselors with access to care management applications and a database of information including member information, plan rules, physician information and clinical algorithms and guidelines. The Company is in the process of implementing a new information system which combines certain aspects of the different systems developed by Access Health and Informed Access. The implementation of this new information system could delay revenues or increase operating costs and could have a material adverse effect on the Company. The ability to continue to develop, implement and support the Company's information systems is dependent on its ability to employ and retain experienced technical personnel. If the Company is unable to hire and retain required personnel or is required to pay compensation at significantly higher levels to attract and retain technical personnel it could have a material adverse effect on the Company's financial results.

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

ACQUISITION-RELATED RISKS.   The Company has grown in part through mergers
and acquisitions. The Company merged with InterQual, Inc. effective June 30, 1998 and intends to evaluate acquisitions of other product lines and businesses as part of its business strategy. The process of integrating an acquired company's business into the Company's operations may result in unforeseen operating difficulties and expenditures and may absorb significant management attention that would otherwise be available for the ongoing development of the Company's existing business. Moreover, there can be no assurance that the anticipated benefits of an acquisition will be realized. Future acquisitions by the Company could result in potentially dilutive issuance of equity securities, the incurrence of debt and contingent liabilities and amortization expenses related to goodwill and other intangible assets, which could materially adversely affect the Company's operating results and financial condition. In addition, acquisitions involve numerous risks, including difficulties in managing diverse geographic operations, the diversion of management's attention from other business concerns, risks of entering markets in which the Company has no or limited direct prior experience, the addition of unanticipated administrative and other expense, and the potential loss of key employees of the acquired company. The inability of the Company's management to respond to changing business conditions effectively, including the changes associated with its acquired businesses and product lines could have a material adverse effect on the Company's results of operations.

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

GOVERNMENT REGULATION. The health care industry is subject to extensive and evolving government regulation at both the Federal and state levels relating to many aspects of the Company's and its clients' businesses in use of the Company's programs, including the provision of health care services, teleservicing, and health care referral programs. These statutes and regulations in many cases predate the development of telephone-based health care information and other interstate transmission and communication of medical information and services. The literal language of certain of these statutes and regulations governing the provision of health care services, including the practice of nursing and the practice of medicine, could be construed by regulatory authorities to apply to certain of the Company's activities, including without limitation teleservicing activities which use California, Illinois, Arizona, and Colorado registered nurses to provide out-of-state care management services such as nursing assessments and information regarding appropriate sources of care and treatment time frames. These statutes and regulations could also apply to certain activities of the Company's health service customers when operating the Company's programs.
The Company understands that state regulators in some states have informed some entities that they are adopting such a construction. The Company has taken steps to comply with such regulatory interpretation, but there can be no assurance that such steps will be sufficient to protect the Company from the effects of any such regulatory action. In addition, the literal language of the statutes and regulations governing health maintenance organizations and other plans that provide or arrange for the provision of health care services for a prepaid or periodic charge could be construed by regulatory authorities to apply to certain activities of the Company that are provided on a per-member, per-month basis. The Company has not been made, nor is it aware that any other company providing out-of-state teleservicing has ever been made the subject of such requirements by a regulatory authority. However, if regulators seek to enforce any of the foregoing statutory and regulatory requirements, the Company, its employees and/or its clients could be required to obtain additional licenses or registrations, to modify or curtail the operation of the Company's programs, to modify the method of payment for the Company's programs, or to pay fines or incur other penalties.

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

     a) A special meeting of Stockholders of Access Health, Inc. was held on June 30, 1998 to vote upon the approval of the issuance of shares of Access Health Common Stock pursuant to the terms of an Amended and Restated Agreement and Plan of Reorganization by and among Access Health, Inc., Access Acquisition Corp. 98A, and InterQual, Inc.

     b) The matters voted upon at the meeting and the results of the voting with respect to those matters were as follows:

                                           Shares Entitled
                                               To Vote         Shares Voting          For             Against           Abstain
--------------------------------------------------------------------------------------------------------------------------------
 1) Approval of Issuance of Shares           18,993,742          13,905,822        13,864,135         32,062             9,625
      % of Shares Voted                                           100.0 %            99.7%              .2%               .1%


          The foregoing matters are described in detail in the Registrant's definitive proxy statement dated June 10, 1998 for the special meeting of Stockholders held on June 30, 1998.

     c)   Not applicable.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     a)   Exhibits:


EXHIBIT DESCRIPTION

3.1  (A)       Amended and Restated Certificate of Incorporation
3.2  (A)       Amended and Restated Bylaws
3.3  (B)       Certificate of Designation of Rights, Preferences and Privileges of Series A
                   Participating Preferred Stock of Access Health, Inc. filed on March 13, 1997.
4.1  (A)       Specimen Stock Certificate
4.2  (C)       1998 Stock Option Plan

4.3  (A)       Shareholder's Representation Statement and Registration Rights Agreement dated as of
                   November 25, 1996 between Registrant and various investors
4.4  (A)       Registration Rights Agreement dated November 18, 1996
4.5  (C)       Form of Preferred Shares Rights Agreement, dated as of March 12, 1997 as amended on December 8, 1997 between the
                   Company and First Chicago Trust Company of New York
4.6  (D)       Amended and Restated Plan of Reorganization among Access Health, Inc., Access Acquisition Corp. 98A and InterQual,
                   Inc.
 27            Financial Data Schedule.

     (A)  Incorporated by reference to Registrant's Form 10-K for the year ended September 30, 1996.
     (B)  Incorporated by reference to Registrant's Registration Statement on Form 8-A filed March 13, 1997 (No. 000-19758).
     (C)  Incorporated by reference to Registrant's Form 10-Q for the quarter ended March 31, 1998.
     (D)  Incorporated by reference to Registrant's Registration Statement on S-4/A filed June 10, 1998 (No. 333-56253).

     b)        Reports on Form 8-K.  Form 8-K relating to the InterQual merger was filed on July 10, 1998.

                                  Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          ACCESS HEALTH, INC.




Date: August 14, 1998               /s/ Timothy H. Connor
                                    ---------------------
                                    Timothy H. Connor
                                    Senior Vice President and Chief
                                      Financial Officer (principal financial
                                      officer of Registrant)